Form 10-K
period 1993-11-30
EAGLE PICHER INDUSTRIES INC
filed 1994-02-28
CIK 30927

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993        COMMISSION FILE NUMBER 1-1499
                         EAGLE-PICHER INDUSTRIES, INC.

AN OHIO CORPORATION  I.R.S. EMPLOYER IDENTIFICATION
                                                          NO. 31-0268670

     580 BUILDING, 580 WALNUT STREET, P. O. BOX 779, CINCINNATI, OHIO 45201

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 513-721-7010

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                                WHICH REGISTERED
- ---------------------------------------------     ---------------------------------------------
            Common Capital Stock,                            New York Stock Exchange
          Par Value $1.25 per Share                         Cincinnati Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X             No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the voting stock held by non-affiliates of the registrant on
February 18, 1994 was $9,579,457 at the bid price and $13,000,691 at the asking price. See footnote 3 at page 13 of the Registrant's Annual Report to Shareholders for fiscal 1993, Exhibit 13 herein. On February 18, 1994, 11,040,932 shares of the registrant's Common Stock were outstanding. The Registrant had and has no other classes of stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Annual Report to Shareholders for the fiscal year ended November 30, 1993 -- Part I and Part II.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      NOTE

     This copy of Eagle-Picher's Form 10-K for 1993 includes only Exhibits 11, 13, 22, 23, 24(a), 24(b), and 99.

     In accordance with SEC requirements, copies of the following exhibits will be furnished upon payment of a fee of ten cents per page. Please remit the proper amount with your request to:

                  David W. Matthews, Assistant Secretary
                  Eagle-Picher Industries, Inc.
                  P. O. Box 779
                  Cincinnati, Ohio 45201.

     Exhibits not included in this Form 10-K for 1993 have the following number of pages (see list of Exhibits in Part IV, Item 14(a)(3)):

     3. (i) - 10              4. (a) -  99            10. (a) -  9
       (ii) - 12                 (b) - 120                (b) -  6
                                                          (c) - 14.

                               TABLE OF CONTENTS

 ITEM                                                                                    PAGE
- ------                                                                                   ----
                                           Part I
  1.     Business......................................................................
  2.     Properties....................................................................
  3.     Legal Proceedings.............................................................
  4.     Submission of Matters to a Vote of Security Holders...........................
                                           Part II
  5.     Market for the Registrant's Common Equity and Related Stockholder Matters.....
  6.     Selected Financial Data.......................................................
  7.     Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................
  8.     Financial Statements and Supplementary Data...................................
  9.     Changes In and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................
                                          Part III
 10.     Directors and Executive Officers of the Registrant............................
 11.     Executive Compensation........................................................
 12.     Security Ownership of Certain Beneficial Owners and Management................
 13.     Certain Relationships and Related Transactions................................
                                           Part IV
 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............
Signatures............................................................................
Independent Auditor's Report..........................................................
Schedules.............................................................................
Exhibit Index.........................................................................
Exhibits..............................................................................

                                     PART I

ITEM 1. BUSINESS.

  General Development of Business.

     Eagle-Picher Industries, Inc. (the "Company") was incorporated in 1867 under the laws of the State of Ohio as an outgrowth of a business enterprise founded in Cincinnati in 1843.

     On January 7, 1991 the Company and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code (chapter 11). The chapter 11 filings were the consequence of a cash shortfall resulting from the Company's inability to satisfy certain immediate asbestos litigation liabilities. See Item 3.(a) below.

  Financial Information About Industry Segments.

     The Company's major industry segments are:

        1. Industrial;

        2. Machinery; and

        3. Automotive.

Industry Segment Data is incorporated herein by reference to Exhibit 13, the Eagle-Picher Industries, Inc. 1993 Annual Report to Shareholders, pages 25-26.

  Narrative Description of Business.

     The Industrial Group, which is composed of three divisions, produces a variety of products for industrial markets, principally manufacturers of consumer products. The Minerals Division mines and refines diatomaceous earth products used for high purity filtration primarily by the food and beverage industry and also for general industrial applications. The Fabricon Products Division produces printed packaging materials for the dairy and confectionery industries. The Specialty Materials Division refines rare metals, such as high purity germanium and gallium compounds, and is a major source of boron isotopes for nuclear applications. This Division also produces a wide range of super-clean containers, which meet strict EPA protocols, for environmental sampling. Other products manufactured in the Industrial Group segment include custom designed cast and injection molded rubber and plastic parts, and industrial chemicals.

     The methods of distribution and competitive positions of the Industrial Group Divisions vary widely. For example, the Minerals Division is second to the Alleghany Corporation in the sale of certain filter aid products which are sold both directly and through distributors to many large and small customers. By contrast, the Fabricon Products Division conducts its sales through sales personnel and competes against many other firms in a highly price-sensitive market. Other products are sold under competitive conditions which vary widely from plant to plant.

     The Machinery Group consists of five divisions, which are involved in producing products for various industrial markets. The Construction Equipment Division produces earthmoving equipment for Caterpillar Inc., and began manufacturing a line of heavy-duty industrial forklift trucks in 1993. The Electronics Division is a leading supplier of sophisticated special purpose batteries for aerospace and defense applications. The Cincinnati Industrial Machinery Division produces specialized high-volume metal cleaning and finishing systems. The Ross Aluminum Foundries Division manufactures complex aluminum castings in sand and plaster, and Transicoil Inc. manufactures sophisticated electronic components for aerospace, shipboard, ground based, and industrial applications.

     The principal products manufactured by the Machinery Group are distributed through various methods and in a variety of competitive environments. The Electronics Division bids competitively for numerous fixed price government contracts for special purpose batteries. The Division is a recognized leader in this business and has few competitors for some highly technological products, but many large and small competitors for other products. The Construction Equipment Division is the sole supplier of its earthmoving equipment products to its longstanding largest customer, Caterpillar Inc. The forklifts are distributed through a dealer network.

     The Automotive Group consists of eight divisions, which are involved largely in the production and sale of mechanical, structural and trim parts for passenger cars, trucks, vans, recreational and utility vehicles. The Hillsdale Tool Division specializes in the manufacture of precision-machined aluminum and steel parts. Typical machined products include torsional vibration dampers and a variety of castings and forgings. The Division also produces the entire front pump assembly for the Ford Motor Company's electronic four-speed overdrive transmission primarily used on one-half and three-quarter ton pick-up trucks, vans and recreational vehicles. The Plastics Division is a major supplier of fiberglass reinforced molded plastic parts to automotive and other customers. The Division also produces the fiberglass reinforced plastic roof panels for General Motors Corporation's all-plastic body, all-purpose vehicle. The Wolverine Gasket Division coats steel and aluminum with elastomeric compounds and produces materials which are particularly suitable for high compression applications. The Eagle-Picher International Division, with three plants in Europe, manufactures sealing and insulating products, elastomeric extrusions, and injection molded parts for the European automotive market. This Division is also responsible for engineering and marketing efforts in the Asian market. The Trim Division manufactures automotive interior trim including headliners, rear package trays, spare tire covers, and door panels. The Michigan Automotive Research Corporation Division offers vehicle and vehicle system manufacturers a comprehensive range of testing programs for engines, power trains and power train components. The Rubber Molding Division manufactures engineered rubber and rubber-to-metal products, and small precision-molded parts. The Orthane Division produces injection-molded plastic parts for automotive and industrial applications.

     The Automotive Group distributes its products primarily to the "Big Three" automotive manufacturers, directly through internal sales personnel. With respect to the hundreds of products manufactured by the Automotive Group, competition varies widely as to the number and type of competitors, the methods of competition and the Group's competitive positions. Divisions producing precision-machined parts, such as the Hillsdale Tool Division, tend to have a few strong competitors (including among others the automotive manufacturers themselves) and compete on the basis of quality and price. Divisions such as the Trim and Wolverine Gasket Divisions, which manufacture less-sophisticated products, tend to have many competitors of varying sizes and compete primarily on the basis of price. Generally, competitive conditions for this Group are characterized by a decreasing number of competitors, an increasing amount of foreign competition (particularly from the Far East), and an increased emphasis on quality.

     Due to its diversification, the Company is not dependent upon any particular product or customer. No product accounted for more than 7%, and no customer accounted for more than 10%, of total sales of the Company for fiscal 1991 through fiscal 1993 except Ford Motor Company, for which sales were $148.0 million in 1993, $132.7 million in 1992, and $116.4 million in 1991, and General Motors Corporation, for which sales were $73.1 million in 1993, and $64.5 million in 1992. In addition, due to its diversification, the Company is not dependent upon any individual raw material source for a substantial part of its business and believes that its sources of raw materials are adequate.

     In the Machinery Group, order backlog was approximately $148.1 million as of November 30, 1993, $118.1 million as of November 30, 1992, and $115.3 million as of November 30, 1991. The increase from prior years is due primarily to improved economic conditions and the new heavy-duty forklift truck line. A substantial portion of the order backlog outstanding at November 30, 1993 is expected to be filled within the current fiscal year. In no other segment is order backlog of significance.

     In fiscal 1993, the Company spent approximately $17.1 million for research and development and related activities, primarily for the development of new products or the improvement of existing products. Comparable costs were $13.5 million and $11.9 million for 1992 and 1991, respectively.

     The Company owns or is licensed under patents relating to methods and products in several areas of its business. Although these have been of value and are expected to be of value in the future, the loss of any individual patent or group of patents would not materially affect the conduct of the Company's business.

     In the fiscal years 1993, 1992, and 1991, for current operations the Company spent approximately $8.6, $9.6, and $9.9 million, respectively, for purposes of compliance with federal, state and local legal provisions relating to the protection of the environment. This level of expenditures has had no material effect on the earnings or competitive position of the Company or its subsidiaries during the period described. The Company expects these expenditures to be approximately $11.6 million in fiscal 1994. See Item 3.(c) for information with respect to various other environmental proceedings.

     As of November 30, 1993, the Company employed approximately 6,600 persons in its operations, of whom approximately 1,800 were salaried employees and approximately 4,800 were hourly employees. Approximately 19% of the Company's hourly employees are represented by eight labor organizations under 12 separate contracts. The Company believes that its relations with its employees generally are good.

     Export sales totaled approximately $73.2 million and $64.7 million in fiscal 1993 and 1992 respectively, but did not exceed ten percent of net sales in 1991. Foreign operations were not material to the business taken as a whole.

ITEM 2. PROPERTIES.

     Eagle-Picher Industries, Inc. manufactures at 52 locations a wide variety of products primarily for other manufacturers. Types of manufacturing include, among others, chemical processing, mining, metal fabrication, aluminum foundries, precision machining, electronic and electrical assembly, molding and extruding rubber and plastic.

     The plants are fully utilized for the purposes intended and generally have capacity for expansion of existing buildings on owned real estate. Plants range in size from 425,000 square feet of floor area to under 50,000 square feet and generally are located away from large urban centers.

     Information on the locations of all manufacturing plants is contained in
Exhibit 99 attached hereto, which is incorporated by reference into this report.

     The Company considers the following plants to be its most important physical properties:

                                         LOCATION        GENERAL CHARACTER
                                       ------------    ---------------------
INDUSTRIAL GROUP
Minerals Division                      Colado, NV      Processing facility
MACHINERY GROUP
Electronics Division                   Joplin, MO      Manufacturing plants
                                                       (five locations)
Construction Equipment Division        Lubbock, TX     Fabrication and
                                                       assembly facility
AUTOMOTIVE GROUP
Hillsdale Tool Division                Hillsdale,      Manufacturing plants
                                       MI              (four locations)
Plastics Division                      Grabill, IN     Manufacturing plant.

     All of such properties are held in fee and none of them is subject to any major encumbrances.

ITEM 3. LEGAL PROCEEDINGS.

(A)   Chapter 11 Proceedings.

     On January 7, 1991 (the "petition date"), the Company and seven of its domestic subsidiaries each filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio (the "Bankruptcy Court"). The subsidiaries that filed chapter 11 petitions are Daisy Parts, Inc., Transicoil Inc., Michigan Automotive Research Corporation (MARCO), EDI, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Europe, Inc., and Hillsdale Tool & Manufacturing Co. On November 30, 1991, substantially all of the assets of EDI,

Inc., were sold pursuant to authority granted by the Bankruptcy Court. All of the chapter 11 cases have been consolidated for procedural purposes only under the caption: "In re Eagle-Picher Industries, Inc., et al.," Consolidated Case No. 1-91-00100, before the Honorable Burton Perlman, United States Bankruptcy Judge. The Company and its petitioning subsidiaries are operating their businesses and managing their properties as debtors in possession, in accordance with the provisions of the Bankruptcy Code.

     The chapter 11 petitions were filed because the Company faced an immediate cash shortage. The Company was required to satisfy certain asbestos litigation costs, but could do so only through the sale of operating assets. The Company's Mat Division was under a contract of sale, but the buyers failed to fulfill the contract and the cash shortfall resulted.

     The filing of a chapter 11 petition operates as an automatic stay of all litigation against the debtor that was or could have been commenced before the filing of the chapter 11 petition and of any act to collect or recover a claim against the debtor that arose before the commencement of the chapter 11 case. While claimants or the Company may petition the Bankruptcy Court for a modification of the stay, the Company believes that it is unlikely that the Bankruptcy Court will grant such permission except in certain limited instances to permit the liquidation of a pre-petition claim, but not any payment or collection efforts with respect thereto. Consistent with the provisions of chapter 11, the Company intends to address all of the pre-petition claims in a plan of reorganization.

     An unsecured creditors' committee ("UCC"), an injury claimants' committee ("ICC"), an equity security holders' committee ("EC") and a legal representative for future claimants ("RFC"), have been appointed in the chapter 11 cases. An unofficial asbestos co-defendants' committee also has been participating in the chapter 11 cases. In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard with respect to transactions outside the ordinary course of business. The official committees and the RFC also will be the primary entities with which the Company will negotiate the terms of a plan of reorganization.

     At the Company's request, the Bankruptcy Court established a bar date of October 31, 1991 for all pre-petition claims against the Company other than those arising from the sale of asbestos-containing products and other than those arising from any future rejection of executory contracts or unexpired leases in the chapter 11 cases. The bar date is the date by which claimants who disagree with the amounts recorded by the Company as owing to such claimants must file a proof of claim against the Company in the Bankruptcy Court. The Company notified all known or potential claimants subject to the October 31, 1991 bar date of their possible need to file a proof of claim with the Bankruptcy Court. Of the 5,600 claims filed pursuant to this bar date, 2,675 were general (e.g. vendor, note holder and other miscellaneous claims), 1,325 were other litigation and environmental claims, and 1,600 were asbestos related claims.

     Substantially all of the general claims have been reconciled by the Company. Such claims, as reconciled, have been allowed as pre-petition claims against the Company's estate. The impact of these reconciliations on the Company's financial statements was not material. The Company continues to attempt to negotiate settlements for the remaining unreconciled general claims. If they cannot be resolved by a negotiated settlement, the Company intends to have them resolved by the Bankruptcy Court. The Company does not expect that the impact of the resolution of these claims will be material. The litigation and environmental claims are discussed in subsections (c) and (d) respectively, below.

     The Bankruptcy Court also established a bar date of September 30, 1992 for all present asbestos-related claims. Approximately 161,000 asbestos-related claims were filed with the Bankruptcy Court pursuant to the bar date. Approximately 1,000 of these claims alleged property damage. The 1,600 asbestos-related claims referred to above filed prior to the October 31, 1991 bar date will be treated in the reorganization cases in the same manner as the asbestos-related claims filed in connection with the September 30, 1992 bar date. The asbestos-related claims are discussed more fully in subsection (b), below.

     On June 5, 1992, a mediator was appointed by the Bankruptcy Court to assist the Company, the ICC, the UCC, the RFC and the EC in their efforts to negotiate a consensual plan of reorganization.

     The Bankruptcy Court has approved four extensions of the period during which the Company has the exclusive right to file a reorganization plan. The most recent extension expires sixty days after the Bankruptcy

Court is notified by the mediator that mediation has reached an impasse. To date, no such notification has been given by the mediator and the mediation process is continuing.

     On November 9, 1993, the Company reached an agreement (the "Agreement") on the principal elements of a joint plan of reorganization that provides a basis for the Company and its subsidiaries to emerge from chapter 11. The Agreement is with the ICC and the RFC, the representatives of the holders of present and future asbestos-related and other toxic tort claims in the Company's chapter 11 case, and was reached with the assistance of the mediator appointed by the Bankruptcy Court.

     The Agreement contemplates a settlement of the Company's liability for all present and future asbestos-related personal injury claims. These claims would be channeled to and resolved by a claims administration trust that would receive cash, debt securities and substantially all of the common stock of the reorganized Company under a plan of reorganization.

     The Agreement provides that the Company, the ICC and the RFC will negotiate with the UCC and the EC with the goal of developing a fully consensual plan of reorganization. If such a consensual plan cannot be achieved, the Agreement provides that a plan will be filed under which holders of pre-petition unsecured claims, other than asbestos, lead and silica-related claims, will receive 30% of their allowed claims in value, and no distribution will be made to the Company's existing common shareholders whose shares will be cancelled. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition unsecured creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution. The treatment under the plan of reorganization of asbestos property damage, lead and silica claims is to be negotiated.

     Following the negotiations described above, the Company intends to file a plan of reorganization with the Bankruptcy Court and proceed to confirmation in accordance with the provisions of the Bankruptcy Code, including soliciting the requisite creditor and shareholder acceptances. Implementation of the Agreement and the treatment of claims and interests as provided therein is subject to confirmation of the plan of reorganization in accordance with the provisions of the Bankruptcy Code. Parties in interest in the chapter 11 cases may challenge the Plan.

     Each class of creditors and equity security holders that is impaired under a plan of reorganization is entitled to vote to accept or reject the plan. The Bankruptcy Code defines acceptance of a plan by a class of creditors as acceptance by holders of two-thirds in dollar amount and more than one-half in number of claims of that class that have timely voted to accept or reject the plan. The Bankruptcy Code defines acceptance of a plan by a class of equity security holders as acceptance by holders of equity interests that hold at least two-thirds in amount of the allowed equity interests in such class who have timely voted to accept or reject the plan. The Bankruptcy Court will confirm a plan only if all of the requirements of section 1129 of the Bankruptcy Code are met. Among the requirements for confirmation of a plan are that the plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the plan "does not discriminate unfairly" and is "fair and equitable" as to such class, (ii) feasible, and (iii) in the "best interest" of creditors and stockholders impaired under the plan.

     Additional information concerning the chapter 11 cases can be found in Note B to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders for fiscal 1993, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (b) Asbestos.

     Prior to its chapter 11 filing, the Company had been named as a co-defendant in a substantial number of lawsuits alleging personal injury from exposure to asbestos-containing insulation products. As of the petition date, there were approximately 67,800 asbestos-related claims outstanding against the Company. The claims, which were pending in 48 states, British Columbia, Guam, the Virgin Islands, and the District of Columbia, alleged, in general, that the Company and other defendant manufacturers failed to warn of the potential hazard to health from the inhalation of asbestos fiber contained in their products. As a result of the chapter 11 filing by the Company, all of such litigation was automatically stayed pursuant to section 362 of the Bankruptcy Code and additional suits were not allowed to be filed against the Company.

     Since the first asbestos case was filed in 1966, the Company has disposed of approximately 73,500 claims through trial, dismissal or settlement. On average, the Company spent approximately $7,800 per claim, including attorneys' fees and other defense costs, to dispose of these claims.

     All persons with a pre-petition asbestos-related claim were required to file a proof of claim by the September 30, 1992 bar date. Approximately 160,000 proofs of claim were filed alleging personal injury. The Company believes that approximately 11,000 of these claims are duplicates or were filed by persons whose lawsuits were previously disposed of through trial, dismissal, or settlement. The Company expects that additional asbestos-related personal injury claims will arise for several decades into the future. Such future claims were not subject to the September 30, 1992 bar date. The Company is not able to project precisely the number and value of future claims at this time.

     The Company, and numerous others, also were sued in both state and federal courts by various entities that own or operate commercial properties and public buildings, such as school districts, counties, cities, states, libraries and hospitals, based on allegations that asbestos or asbestos-containing products are or may be in the buildings. The typical demand in the suits is that the defendants compensate the plaintiffs for any costs incurred in identifying, repairing, encapsulating or removing the asbestos-containing products, or that defendants perform such remedial action. Many suits seek an injunction requiring abatement and punitive damages on the basis that the defendants allegedly knew of the hazards and, in concert with one another, concealed and misrepresented the dangers. Many such suits also seek indemnification from the defendants for all claims for personal injury brought against plaintiffs resulting from the presence of asbestos-containing products in plaintiffs' buildings. These suits too have been stayed as against the Company as a result of the commencement of the chapter 11 cases.

     One hundred forty-nine such lawsuits were instituted against the Company prior to the filing of its chapter 11 petition, including two which were certified as class actions. Two of such suits were consolidated into one. One hundred were disposed of through dismissals by the court following rulings on pre-trial motions, or voluntarily by the plaintiffs. The Company settled seven of these cases for less than $22,000 in the aggregate, prior to filing its chapter 11 petition. Forty-one such suits were pending as of the petition date and have been stayed as a consequence of the chapter 11 filing.

     The class actions that were certified pre-petition are a national school class action consisting of all public and private elementary and secondary school systems in the United States that have not excluded themselves from the suit; and a Michigan school class action consisting of all public and private elementary and secondary school systems in Michigan that have excluded themselves from the national school class action and included themselves in the state class action. In four lawsuits, class certification petitions were pending pre-petition. One of these suits has since been dismissed, one suit has been suspended, and the remaining two suits, one involving a class of colleges and universities and the other a class of buildings leased to the government, have been certified as class actions. Many of the claimants which voluntarily dismissed their individual claims as set forth above, did so to pursue them in one of the certified class actions.

     Approximately 1,000 proofs of claim alleging such asbestos property damage claims were filed in the chapter 11 cases pursuant to the bar date. These claims include most, if not all, of the lawsuits described above that were pending as of the petition date.

     Many of the asbestos-related claims filed in the chapter 11 cases do not provide sufficient information to enable the Company to determine whether or not it has liability for the claim or to definitively value any such liability. Similarly, the Company is not able to precisely project the number and value of future claims. The Company, however, is certain that it has significant liability with respect to the 160,000 proofs of claim which were filed against the Company pursuant to the September 30, 1992 bar date and which allege asbestos-related personal injury. The Company also is certain that there is significant liability with respect to future asbestos-related personal injury claims. In fact, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise on its books to $1.5 billion, as a consequence of the proposed settlement discussed above.

     Additional information concerning the asbestos litigation can be found in Note L to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders for fiscal 1993, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (c) Other.

     In November, 1990, the Company was served with a suit by the City of Philadelphia (the "Philadelphia action") which sought certification of a class action on behalf of all cities in the United States with a population over 100,000 and their affiliated housing authorities. The suit sought monetary damages for inspection, testing, monitoring or abatement costs related to the presence of lead paint in buildings located in the cities. It also sought to recover costs incurred to screen, test, diagnose and treat residents of housing in the cities for exposure to lead paint and to educate residents about the alleged hazards of lead paint. The Company was alleged to be liable because it manufactured lead chemicals used as pigment by the manufacturers of the paint. This suit and an amended complaint filed by the same plaintiffs were dismissed in their entirety, and the dismissal was affirmed by a United States Circuit Court of Appeals. A proof of claim filed in the Bankruptcy Court asserting a claim with respect to the Philadelphia action, and a similar proof of claim filed on behalf of a class of residents of public housing in Philadelphia, were withdrawn in their entirety.

     The Philadelphia suit is similar to one served on the Company in June, 1989 by the City of New York that sought indemnity for costs New York had incurred and would incur because residents of housing owned by the city were allegedly injured by ingesting paint in that housing. Counts in this suit alleging negligence and strict product liability have been dismissed. Certain other counts are still pending. The City of New York did not file a timely claim in the Company's chapter 11 case, but, in November, 1993, after the 1991 bar date, it filed three proofs of claim with respect to the litigation seeking $50 million in damages. The Company has filed in the Bankruptcy Court an objection to these claims seeking to have them disallowed on the basis that they were filed after the bar date. The Company intends to litigate such objection vigorously.

     The Housing Authority of New Orleans filed a similar suit in 1988, but did not file a proof of claim in the Bankruptcy Court with respect to its prepetition lawsuit.

     These housing-related suits are variations on litigation initiated in Massachusetts late in 1987 against the Company and numerous other defendants. These suits alleged personal injuries resulting from ingestion of lead-containing paint. Such suits have been stayed as to the Company as a consequence of the filing of the chapter 11 cases.

     One hundred thirty one (131) proofs of claim were timely filed in the Bankruptcy Court asserting liability from lead chemicals allegedly manufactured and sold by the Company. Seven of such claims have been voluntarily withdrawn at the Company's request. The one hundred twenty four (124) that remain assert liability based on personal injury. The Company has demanded that the claimants withdraw several of the remaining claims. The Company also believes that it has valid grounds to object to the allowance of the remaining claims.

     On August 31, 1990, after a settlement agreement covering approximately 1,800 plaintiffs in the Lone Star Steel Toxic Tort Litigation was rejected by the Company, plaintiffs amended their complaint to add claims on behalf of approximately 1,200 additional persons, bringing the number of plaintiffs to approximately 3,000. In this action, plaintiffs seek unspecified compensatory and punitive damages for personal injuries and/or for wrongful death allegedly resulting from exposure to toxic and hazardous substances and defective machinery and equipment at the Lone Star Steel Plant in Dangerfield, Texas. The claims in this lawsuit are now included in the information on asbestos-related litigation, above, because the Company expects that the plaintiffs will allege that the Company supplied asbestos-containing insulation products to the plant. Further, the plaintiffs also named additional defendants in the amended complaint, including Chi-Vit Corporation. Chi-Vit Corporation is an entity not related to the Company that was formed in 1988 to acquire the assets of the Company's former unincorporated division, Chi-Vit Corporation Division, which was divested on December 9, 1988. On October 8, 1990, Chi-Vit Corporation demanded that the Company indemnify it for this litigation.

     On August 27, 1990, the Company and two of its officers were sued in the United States District Court for the Northern District of Texas by American Imaging Services, Inc., an approximately 60%-owned subsidiary, and its president and minority shareholder. This suit asserts numerous claims, based primarily on an alleged breach of fiduciary duty to the subsidiary and its minority shareholder, and usurpation and waste of the subsidiary's assets. By reason of the automatic stay imposed by Section 362(a) of the Bankruptcy Code, the prosecution of the action against the Company was stayed by the filing of the Company's chapter 11 petition. Additionally, on May 7, 1991, the Bankruptcy Court entered an order preliminarily enjoining the continued prosecution of the action as against the officers. On February 7, 1992, the plaintiffs filed an amended complaint in the action which named another officer of the Company as an additional defendant. The plaintiffs also commenced a separate action against such third officer in the same court in which essentially the same allegations were made. The Bankruptcy Court's order preliminarily enjoining the continued prosecution of the initial action as against the officers was expanded to prohibit the prosecution of any claims against the third officer. The two plaintiffs in the action have also filed two proofs of claim in the Company's chapter 11 case in the amount of $500 million each based upon the claims asserted in the above-described actions. The claims appear to be duplicates, although the claimants have denied that they are.

     In August, 1993, the Company filed in the Bankruptcy Court an objection to these claims and also asserted various counterclaims (the "Objection"). Contemporaneously therewith, the Company also filed with the Bankruptcy Court a motion requesting that the Bankruptcy Court consolidate the actions pending in the United States District Court with the Objection and allow such consolidated matter to proceed before the Bankruptcy Court. By order entered January 24, 1994, the Bankruptcy Court denied the Company's motion and ordered that all claims asserted by the parties be resolved in the District Court in Texas. The Bankruptcy Court also lifted the automatic stay against the Company and vacated the injunction with respect to the officers so as to permit the litigation to proceed.

     On June 18, 1993, the Company, together with its wholly-owned subsidiary, Transicoil Inc., commenced an adversary proceeding in the chapter 11 case against Blue Dove Development Associates ("Blue Dove"), the landlord for Transicoil's domestic manufacturing facility in Valley Forge, Pennsylvania, and against K-Jem, Inc., Blue Dove's general partner. The suit seeks, among other things, to reform the provisions of the lease to provide a means of calculating rent due, to recover excess rent that the Company and Transicoil believe has been paid to the landlord, and for relief from certain orders of the Bankruptcy Court that led to the assumption of the lease pursuant to Section 365 of the Bankruptcy Code. The landlord filed a counterclaim in the adversary proceeding seeking a determination that Transicoil has breached the lease and therefore, the entire rent through June 30, 2005 should be due. The landlord made similar claims in a suit filed against Transicoil in October, 1993 in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). Prosecution of this suit seeking approximately $10.3 million in damages has been enjoined by the Bankruptcy Court. The Company believes that the counterclaim asserted by the landlord and claims asserted in the Pennsylvania Action are without merit and that the resolution of the dispute with respect to the lease will not have a materially adverse impact on the Company's or Transicoil Inc.'s financial condition.

     In September, 1993, Moltan Company, a competitor in the diatomaceous earth oil and grease absorbent market of the Company's subsidiary, Eagle-Picher Minerals, Inc., sued the Company and such subsidiary in the United States District Court for the Western District of Tennessee, Western Division, seeking trebled damages of $3 million. Moltan alleged that the defendants wrongfully contacted federal and state regulators, as well as customers and prospective customers, concerning Moltan's product labels. The Company and its subsidiary countersued, seeking damages and an injunction requiring Moltan to cease its misleading and deceptive practices and to place appropriate and accurate information required by OSHA and other authorities on its products. On February 9, 1994, the court granted the Company's request for a preliminary injunction against Moltan, concluding as a matter of law that some of Moltan's product labels and other information are "blatantly false." The court enjoined Moltan from selling its products with labels containing false and misleading information in violation of OSHA and other regulations. Although Moltan's complaint has not yet been formally dismissed, the Company is confident that it will prevail with respect to Moltan's claims. In addition, the Company intends to continue to press its claims against Moltan and will seek to have the injunction made permanent.

  (d) Environmental.

     On January 30, 1989, the Company was served with a suit in the United States District Court for the District of Colorado under the federal Clean Water Act alleging that the Company's operations in Colorado Springs, Colorado had not timely filed certain reports and that the plant's wastewater discharge did not comply with the battery manufacturing pretreatment standards. The Company and the United States Environmental Protection Agency ("EPA") agreed to settle the suit in December, 1990. Under the terms of the settlement, the Company agreed to pay a penalty of $112,500 and the EPA agreed to issue a permit for the Company's wastewater discharge. After the filing of the Company's chapter 11 petition, the EPA repudiated the settlement because it had not been reduced to writing before the filing. Subsequently, the EPA agreed to accept an allowed, unsecured claim in the Company's chapter 11 case in the amount of $150,000 in settlement of the litigation. The Company believes that it is in compliance with the permit and that no harm has occurred to human health or the environment. In December, 1989, the Company's operations in Colorado Springs, Colorado were the subject of an investigation by state and federal environmental regulators. In December, 1993, the Company was advised by the United States Attorney's Office in Denver, Colorado, that the investigation concerned the alleged unlawful treatment, storage or disposal of hazardous wastes and alleged false statements relating to such alleged activities by plant personnel. The Company is also investigating the events that occurred in 1989, but has not yet completed its evaluation. Concurrently, the Company is conducting remedial activities at its Colorado Springs operations in accordance with work plans approved by both EPA and the Colorado Department of Health.

     The Company has been advised by the EPA and other similar state agencies that the EPA and such agencies believe the Company to be one of a large number of parties potentially responsible for undertaking remedial measures and for future remedial costs to counteract the threat of releases of hazardous substances at a number of waste disposal sites. Investigation into the Company's involvement at these sites indicates that the Company either sent no waste or a very small amount of waste to most of these disposal sites and its liability, if any, should be accordingly limited. The Company has entered into agreements resolving the issues posed by the EPA in its notification with respect to a few of the sites.

     The Company has received notice from the EPA that the EPA believes the Company may be one of a number of parties responsible for the costs of remedial measures in the Ottawa County, Oklahoma, Cherokee County, Kansas and Jasper County, Missouri portions of the Tri-State mining district of Kansas, Missouri and Oklahoma. The propriety of placing the Ottawa County, Oklahoma, and a portion of the Cherokee County, Kansas mining areas on the National Priorities List was affirmed by the U.S. Court of Appeals for the District of Columbia (Eagle-Picher Industries, Inc., et al. v. Ruckelshaus, No. 83-2259, 1983). The Company has been an active participant in the Oklahoma Governor's Task Force and its technical subcommittee which, in conjunction with the EPA, has considered whether any significant environmental problems exist in the Oklahoma portion and part of the Kansas portion of the district due to mining activities which ceased in the mid-1960s. The Task Force has completed its study and has concluded that present conditions do not pose an imminent and substantial threat to human health and welfare. The recommendations of the Task Force and Region VI of the EPA were approved by the EPA and a three point remedial program to avert any future water problems in the area, including a portion of Cherokee County, Kansas, has been undertaken. The program consists of (1) plugging abandoned water wells; (2) diking and diverting surface water runoff away from openings to the mine workings; and (3) implementing an ongoing groundwater monitoring program of wells in the surrounding communities. Approximately $6,000,000 in Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended, funds were spent for the program. In November, 1990, the Company and five other entities identified by EPA as responsible parties negotiated a Consent Agreement under which, without acknowledging responsibility, they agreed to pay $3,050,000 in settlement of any assessed liability for expenditures at the site authorized by CERCLA. Under the Agreement, the Company would have contributed $1,777,000. The Agreement was not fully executed, however, due to filing of the Company's chapter 11 petition.

     Region VII of the EPA is studying the necessity of remedial action in other parts of Cherokee County, Kansas. EPA has divided the Cherokee County site into several subsites, and activities to date have been limited to three of these subsites. In May, 1990, the Company and six other respondents entered into an Administrative Order on Consent with EPA to fund and conduct a Remedial Investigation and Feasibility Study (RI/FS) with respect to the Baxter Springs and Treece subsites. The RI/FS was expected to cost $2.5 million. The Company was expected to contribute approximately $875,000 to fund the study; as a consequence of filing its chapter 11 petition, the Company has made no such contribution.

     In January, 1990, the Company received special notice from the EPA as a potentially responsible party in connection with remedial activities completed and to be undertaken at the Galena Subsite of the Cherokee County Superfund site located in the Tri-State mining district ("Galena Subsite"). The Company was unable to negotiate an acceptable settlement with the EPA during the special notice period. In June, 1990 the Company received an administrative order under
Section 106 of CERCLA, as amended, from the EPA directing the Company and another respondent to perform the remedial design for the remedy selected by EPA at the Galena Subsite and to implement the design by performing a remedial action. The Company submitted a detailed legal and technical response to EPA objecting to the activities proposed to be conducted at the Galena Subsite and declining to perform the remedial design for the selected remedy. No response from the EPA has been received by the Company.

     In July, 1990, the Company received notice that the EPA considers the Company to be one of several parties potentially responsible for undertaking remedial measures and for future remedial costs in connection with the Missouri portion of the Tri-State mining district, which has been listed on the National Priorities List under CERCLA. Given the lack of available information concerning the site, the Company declined to negotiate an administrative order on consent to perform a Remedial Investigation and Feasibility Study at the site.

     For information concerning discussions with the EPA about settlement of federal environmental claims, please see Note M to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders for fiscal 1993, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

     As of the October 31, 1991, non-asbestos claims bar date, in excess of 1,300 proofs of claim were filed asserting claims based upon the foregoing and other litigation matters. Additional information concerning such litigation claims can be found in Note M to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders for fiscal 1993, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (e) Summary -- Environmental and Other Claims.

     The Company and the individual defendants who were named in some lawsuits intend to defend all litigation claims vigorously in the manner permitted by the Bankruptcy Code and/or applicable law. All pre-petition claims against the Company arising from litigation must be liquidated or otherwise addressed in the context of the chapter 11 cases. Further, all such claims against the Company will be addressed in a plan of reorganization. During the pendency of the chapter 11 cases, any unresolved litigation with respect to pre-petition claims can proceed against the Company only with the express permission of the Bankruptcy Court.

     The Company has resolved many of the litigation claims that were asserted pursuant to the October 31, 1991 bar date other than those claims arising from the sale of asbestos-containing products. However, as pointed out above, the two largest litigation claims, which together seek $1.0 billion, the environmental claims, and certain claims relating to lead chemicals are still pending. The Company has filed objections to certain of these litigation-based claims seeking to reduce the amount of such claims or eliminate them entirely. These objections have not yet been resolved. The Company anticipates filing additional objections to other such claims if they cannot be resolved through negotiation. These objections will be vigorously litigated by the Company pursuant to the provisions of the Bankruptcy Code and applicable law.

     The eventual outcome of the environmental and other litigation claims described herein cannot be reasonably predicted due to numerous uncertainties that are inherent in the reorganization process. However, negotiations concerning environmental claims and attempts to negotiate settlements of other litigation claims progressed to a point in 1993 that enabled the Company to record a provision of $41.4 million for these claims. In addition, the Company may have insurance coverage for certain of these claims and may have other factual and legal defenses available to it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                                              EAGLE-PICHER
                                                           ANNUAL REPORT 1993
                                                          MARKED AS EXHIBIT 13

                                    PART II

                             CROSS REFERENCE SHEET
                     TO 1993 ANNUAL REPORT TO SHAREHOLDERS

                                                   PAGES                 CAPTIONS
                                                   ------   -----------------------------------
ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON
            EQUITY AND RELATED STOCKHOLDER
            MATTERS.
            (a) Market Information                   13     -- Quarterly Data
            (b) Holders of Common Stock                     -- 6,215 holders of record at
                                                               February 18, 1994
            (c) Dividends                            31     -- Selected Financial Data

     Although the principal market for the Registrant's Common Stock is the New York Stock Exchange, Inc., trading on that Exchange is currently suspended. The Registrant's Common Stock is also listed for trading on the Cincinnati Stock Exchange, on which trading is also currently suspended. See footnote 3 at page 13 of Exhibit 13, and the last paragraph of item 5, page 2 of Exhibit 13.

ITEM 6.     SELECTED FINANCIAL DATA                  31     -- Selected Financial Data
ITEM 7.     MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                  28-30    -- Management's Discussion and
                                                               Analysis of Results of
                                                               Operations and Financial
                                                               Condition
ITEM 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                       8      -- Consolidated Statement Income
                                                               (Loss) for the Three Years Ended
                                                               November 30, 1993
                                                     9      -- Consolidated Statement of Cash
                                                               Flows for the Three Years Ended
                                                               November 30, 1993
                                                   10-11    -- Consolidated Balance Sheet as of
                                                               November 30, 1993 and 1992
                                                     12     -- Consolidated Statement of
                                                               Shareholders' Equity (Deficit)
                                                               for the Three Years Ended
                                                               November 30, 1993
                                                   14-26    -- Notes to Consolidated Financial
                                                               Statements
                                                     28     -- Report of Management
                                                     27     -- Independent Auditors' Report
                                                     13     -- Quarterly Data

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Directors.

     The name and age; principal occupation during the last five years and present employer; other boards of directors on which he serves; the year in which he first became a director of the Company and the committees on which he serves, follow for each director:

                                                                   FIRST       PRESENT TERM
                                                                   BECAME       OF OFFICE
                                                                  DIRECTOR       EXPIRES
                                                                  --------     ------------
     PAUL W. CHRISTENSEN, JR., 69                                   1969           1996
       Retired, 1987; Chairman of the Board 1978-1987, and
       President prior thereto, of The Cincinnati Gear Company,
       Cincinnati, Ohio, a manufacturer of custom gears and
       enclosed drives.
          Director of Cincinnati Bell Inc., The Ohio National
          Life Insurance Co.
       Member of Executive and Stock Option/Compensation
       Committees and Chairman of Audit Committee.
     MELVIN F. CHUBB, JR., 60                                       1990           1995
       Senior Vice President 1988, of Eagle-Picher Industries,
       Inc.; Lieutenant General, United States Air Force and
       Commander of the Electronic Systems Division at Hanscom
       Air Force Base, Massachusetts, 1984-1988.
          Director of Empire District Electric Co.
     V. ANDERSON COOMBE, 67                                         1974           1996
       Chairman of the Board since March 1991, and President
       prior thereto (through April 1991), of The Wm. Powell
       Company, Cincinnati, Ohio, a valve manufacturer.
          Director of Star Banc Corporation, Cincinnati, The
          Starflo Corp., Union Central Life Insurance Co., The
          Wm. Powell Company.
       Member of Audit, Executive and Stock Option/ Compensation
       Committees.
     ROGER L. HOWE, 59                                              1986           1995
       Chairman of the Board of U.S. Precision Lens, Inc.,
       Cincinnati, Ohio, a manufacturer of optics for video
       projection, instrumentation, and photographic
       applications.
          Director of Cintas Corporation, Star Banc Corporation,
          Cincinnati, U.S. Shoe Corporation, Baldwin Piano &
          Organ Co.
       Member of Executive and Stock Option/Compensation
       Committees.
     DANIEL W. LeBLOND, 67                                          1965           1994
       Chairman of the Board of LeBlond Makino Machine Tool
       Company, Cincinnati, Ohio, a manufacturer of machine
       tools.
          Director of The Ingersoll Milling Machine Company,
          LeBlond Makino Machine Tool Company, The Ohio National
          Life Insurance Co.
       Member of Executive Committee and Chairman of Stock
       Option/Compensation Committee.

                                                                   FIRST       PRESENT TERM
                                                                   BECAME       OF OFFICE
                                                                  DIRECTOR       EXPIRES
                                                                  --------     ------------
     POWELL McHENRY, 67                                             1991           1995
       Of Counsel to Dinsmore & Shohl, a law firm, Cincinnati,
       Ohio as of October 1, 1991; Senior Vice President and
       General Counsel of The Procter & Gamble Company,
       Cincinnati, Ohio, a manufacturer of consumer and
       industrial products, 1983-1991.
       Member of Audit Committee.
     CHARLES S. MECHEM, JR., 63                                     1973           1994
       Commissioner, Ladies Professional Golf Association, 1991;
       Of Counsel, Taft, Stettinius & Hollister, a law firm,
       1990; Chairman of the Executive Committee, 1990 and
       Chairman of the Board and Chief Executive Officer,
       1967-1990, of Great American Broadcasting Company,
       Cincinnati, Ohio.
          Director of AGCO Corporation, Great American
          Communications Company, Mead Corporation, The Ohio
          National Life Insurance Co., J.M. Smucker Company,
          Star Banc Corporation, Cincinnati, U.S. Shoe
          Corporation (Chairman of the Board).
     THOMAS E. PETRY, 54                                            1981           1994
       Chairman of the Board, President, and Chief Executive
       Officer 1992, Chairman of the Board and Chief Executive
       Officer 1989, President and Chief Executive Officer 1982,
       President and Chief Operating Officer 1981, Group Vice
       President 1978, President, Akron Standard Division 1977,
       Vice President and Treasurer 1974, of Eagle-Picher
       Industries, Inc.
          Director of Cincinnati Gas & Electric Co., Star Banc
          Corporation, Cincinnati, Union Central Life Insurance
          Co., Insilco Corp.
       Chairman of Executive Committee.
     EUGENE P. RUEHLMANN, 68                                        1991           1996
       Partner, Vorys, Sater, Seymour & Pease, a law firm, 1989;
       of Counsel to that firm, 1987; Chairman, Hamilton County
       (Ohio) Republican Central Committee, 1991.
          Director of Western-Southern Life Insurance Company.
       Member of Audit Committee.

  (b) Executive Officers.

                                                                                    YEAR ELECTED
                                                                                     OR ASSUMED
                                                                                      PRESENT
                                                                            AGE        DUTIES
                                                                            ---     ------------
    Thomas E. Petry            Chairman of the Board of Directors,          54          1982
                               President and Chief Executive Officer
    David N. Hall              Senior Vice President-Finance                54          1977
    Melvin F. Chubb, Jr.       Senior Vice President and Director           60          1988
    Andries Ruijssenaars       Senior Vice President                        51          1989
    Carroll D. Curless         Vice President and Controller                55          1984
    James A. Ralston           Vice President and General Counsel           47          1982

     Executive officers serve during the pleasure of the Board, or until their successors are elected and qualified.

     There are no family relationships existing between or among the above executive officers of the registrant.

     Mr. Thomas E. Petry was first employed by the Company in 1968, elected Assistant Treasurer in 1971, elected Treasurer in 1973, elected Vice President and Treasurer in 1974, served as President, Akron Standard Division, from 1977 to 1978, elected Group Vice President in 1978, elected a Director and President and Chief Operating Officer in 1981, elected President and Chief Executive Officer in 1982, and has also been serving as Chairman of the Board since 1989.

     Mr. David N. Hall was first employed by the Company and elected Treasurer in 1977, was elected Vice President and Treasurer in 1979, and was elected and has been serving as Senior Vice President-Finance since 1987.

     Mr. Melvin F. Chubb, Jr. was employed by the Company in 1988 and was elected and has been serving as Senior Vice President since that time. In 1990 Mr. Chubb was elected a Director. Prior to joining the Company, he completed a career in the United States Air Force, having attained the rank of Lieutenant General and having served most recently as commander of the Electronic Systems Division, Air Force Systems Command at Hanscom Air Force Base.

     Mr. Andries Ruijssenaars was first employed by the Company in 1980 as General Manager of Eagle-Picher Industries GmbH in hringen, Germany, served as Executive Vice President, The Ohio Rubber Company Division from 1986 to 1987, President, The Ohio Rubber Company Division from 1987 to 1989, and was elected and has been serving as Senior Vice President since 1989.

     Mr. Carroll D. Curless was first employed by the Company in 1964, elected Assistant Controller in 1978, Controller in 1984, and was elected and has been serving as Vice President and Controller since 1986.

     Mr. James A. Ralston was first employed in the Legal Department of the Company in 1979, elected Assistant Secretary in 1982, General Counsel in 1982, and was elected and has been serving as Vice President and General Counsel since 1984.

Item 11. EXECUTIVE COMPENSATION.

     The following Summary Compensation Table shows cash compensation and stock option awards to the listed executive officers for the last three fiscal years, and other annual compensation and all other compensation for fiscal 1992 and fiscal 1993:

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION
                             ----------------------------------------------------
                                                                        OTHER
                              FISCAL                                    ANNUAL         ALL OTHER
        NAME AND               YEAR                                  COMPENSATION     COMPENSATION
  PRINCIPAL OCCUPATION         ENDED      SALARY($)     BONUS($)      ($)(1)(2)        ($)(1)(3)
- -------------------------    ---------    ---------     --------     ------------     ------------
Thomas E. Petry               11/30/93     575,000      100,000         149,492          178,154
Chairman,                     11/30/92     575,000      105,000          75,488          128,557
  President and               11/30/91     575,000            0              --               --
  Chief Executive Officer
David N. Hall                 11/30/93     310,000       65,000          50,133           62,692
Senior Vice                   11/30/92     300,000       90,000          12,046           24,181
  President -- Finance        11/30/91     280,000            0              --               --
Melvin F. Chubb, Jr.          11/30/93     275,000       45,000               0            4,497
Senior Vice                   11/30/92     265,000       70,000               0            4,364
  President                   11/30/91     250,000            0               0               --
Andries Ruijssenaars          11/30/93     275,000       75,000          22,760           31,420
Senior Vice                   11/30/92     265,000       80,000           9,764           20,800
  President                   11/30/91     250,000            0              --               --

                                             ANNUAL COMPENSATION
                             ----------------------------------------------------
                                                                        OTHER
                              FISCAL                                    ANNUAL         ALL OTHER
        NAME AND               YEAR                                  COMPENSATION     COMPENSATION
  PRINCIPAL OCCUPATION         ENDED      SALARY($)     BONUS($)      ($)(1)(2)        ($)(1)(3)
- -------------------------    ---------    ---------     --------     ------------     ------------
James A. Ralston              11/30/93     200,000       34,000           7,214           13,303
Vice President and            11/30/92     195,000       42,000           2,593            8,625
  General Counsel             11/30/91     180,000            0              --               --

- ---------------

(1) Under transition rules, this information need not be given for fiscal years ended 11/30/92 or earlier; however, it is being provided for the fiscal year ended 11/30/92.

(2) Amounts for payment of taxes on purchases of annuities under Supplemental Executive Retirement Plan.

(3) All Other Compensation:

                                                         COST OF           COMPANY
                                                      ANNUITY UNDER     CONTRIBUTIONS
                                                      NON-QUALIFIED          TO
                                                      SUPPLEMENTAL      EAGLE-PICHER
                                                        EXECUTIVE        RETIREMENT
                                           YEAR        RETIREMENT          SAVINGS
                                           ENDED         PLAN(S)           PLAN($)        TOTAL($)
                                         ---------    -------------     -------------     --------
    Thomas E. Petry
    Chairman, President, and Chief
      Executive Officer................   11/30/93       173,657            4,497         178,154
    David N. Hall
    Senior Vice President -- Finance...   11/30/93        58,195            4,497          62,692
    Melvin F. Chubb, Jr.
    Senior Vice President..............   11/30/93             0            4,497           4,497
    Andries Ruijssenaars
    Senior Vice President..............   11/30/93        26,923            4,497          31,420
    James A. Ralston
    Vice President and General
      Counsel..........................   11/30/93         8,806            4,497          13,303

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

Note: The Company has never granted Stock Appreciation Rights (SARs), so there are no SARs outstanding. There were no exercises of options by the named executive officers during fiscal 1993.

                                                                                VALUE OF
                                                                               UNEXERCISED
                                                 NUMBER OF UNEXERCISED        IN-THE-MONEY
                                                   OPTIONS AT FISCAL        OPTIONS AT FISCAL
                                                      YEAR-END(#)              YEAR-END($)
                                                     EXERCISABLE/             EXERCISABLE/
                      NAME                           UNEXERCISABLE            UNEXERCISABLE
- ----------------------------------------------------------------------     -------------------
Thomas E. Petry..................................         100,000                   *
                                                        0/100,000
David N. Hall....................................          50,000                   *
                                                         0/50,000
Melvin F. Chubb, Jr..............................          50,000                   *
                                                         0/50,000
Andries Ruijssenaars.............................          50,000                   *
                                                         0/50,000
James A. Ralston.................................          30,000                   *
                                                         0/30,000

- ---------------

* None of the unexercised options held by any of the named executive officers was "In-the-Money" as of November 30, 1993 -- the price at which the options were exercisable was above the closing price on the New York Stock Exchange at the end of the fiscal year. Further, the options were exercisable only if the last selling price per share on the New York Stock Exchange prior to the date on which the Company received written notice of the exercise was at least 20% above the option price per share. Trading in the Company's shares on the New York Stock Exchange was suspended on November 15, 1993 and remained so on

  November 30, 1993; the last reported New York Stock Exchange trade was November 9, 1993 at $2.125 per share. All of the unexercised options are at a price of $2.50 per share.

PENSION BENEFITS

The following table shows the estimated total combined annual benefits to participants upon retirement at age 62 payable under Social Security, the Retirement Income Plan for Salaried Employees, and the Supplemental Executive Retirement Plan:

PENSION PLAN TABLE

                                             YEARS OF SERVICE
                       -------------------------------------------------------------
      REMUNERATION        15           20           25           30           35
      ------------     ---------    ---------    ---------    ---------    ---------
        $200,000       $  72,000    $  96,000    $ 120,000    $ 120,000    $ 120,000
         225,000          81,000      108,000      135,000      135,000      135,000
         250,000          90,000      120,000      150,000      150,000      150,000
         300,000         108,000      144,000      180,000      180,000      180,000
         350,000         126,000      168,000      210,000      210,000      210,000
         400,000         144,000      192,000      240,000      240,000      240,000
         450,000         162,000      216,000      270,000      270,000      270,000
         500,000         180,000      240,000      300,000      300,000      300,000
         550,000         198,000      264,000      330,000      330,000      330,000
         600,000         216,000      288,000      360,000      360,000      360,000
         650,000         234,000      312,000      390,000      390,000      390,000
         700,000         252,000      336,000      420,000      420,000      420,000
         750,000         270,000      360,000      450,000      450,000      450,000
         800,000         288,000      384,000      480,000      480,000      480,000
         850,000         306,000      408,000      510,000      510,000      510,000

The Retirement Income Plan for Salaried Employees of the Company, a defined benefit pension plan in which the above-named executive officers are participants, provides non-contributory benefits after retirement based on the highest average monthly compensation during five consecutive years of the last ten years preceding retirement. For purposes of the Plan, compensation includes base salary, bonuses, commissions, and severance payments; salary and bonus included are as reported in the Summary Compensation Table, and commissions and severance payments, if there had been any, would have been included in that Table. The benefits shown by the Pension Plan Table above include amounts payable under Social Security and the Company's Supplemental Executive Retirement Plan as well as those payable under the Retirement Income Plan for Salaried Employees. Benefits are computed on the basis of straight-life annuity amounts.

     The estimated credited years of service with the Company for the named executive officers at age 62 are:

                    Thomas E. Petry..................................    33
                    David N. Hall....................................    24
                    Melvin F. Chubb, Jr..............................    12
                    Andries Ruijssenaars.............................    24
                    James A. Ralston.................................    29

SEVERANCE PLAN

On February 6, 1991 the Board of Directors adopted a Severance Plan for certain employees, including the named executive officers, which was approved by the Bankruptcy Court on May 13, 1991. Under the Plan, a participant whose employment is terminated by the Company receives: a Base Severance Benefit of one week's pay for each year of Company service, payable under general payroll pay practices, but reduced dollar for dollar by any compensation earned from a subsequent employer during the period such benefits are being paid; a Supplemental Severance Benefit ranging from three months' salary up to one year's salary, payable in a lump sum upon termination; and continuation of certain insurance benefits for up to one week for each year of service. Currently, the plan provides that an employee who is terminated after the confirmation of a plan of reorganization will not be eligible for a Supplemental Severance Benefit. Payments under the Plan cannot exceed twice the terminated employee's annual compensation, and all payments cease upon the terminated employee's death.

COMPENSATION OF DIRECTORS

Directors are paid a retainer of $18,000 per year, a fee of $750 for each Board meeting attended, and a fee of $750 for each Board committee meeting attended. Board committee members, excluding committee chairmen, are paid a retainer of $3,000 per year for each committee on which they serve; the chairman of each Board committee is paid a retainer of $5,000 per year. The Company does not pay director retainers or attendance fees, or committee retainers or attendance fees, to directors who are employees of the Company.

Directors who are not also employees of the Company who retire with ten or more years of service as active members of the Board are paid an advisory fee for life in an amount equal to the annual directors retainer paid at the time of their retirement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 1993, Messrs. LeBlond (Chairman), Christensen, Coombe, and Howe, directors of the Company, constituted the Stock Option/Compensation Committee.

During fiscal 1993 and as of February 11, 1994 Mr. Petry, Chairman,
President, and Chief Executive Officer of the Company, served as a director and as a member of the compensation committee of The Wm. Powell Company. During fiscal 1993 and as of February 11, 1994 Mr. Coombe was Chairman of the Board of The Wm. Powell Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of February 11, 1994, beneficial ownership of the Company's Common Stock by: all directors; each of the executive officers named in Item 11 above under "Compensation of Executive Officers"; and all directors and executive officers as a group, was:

                                                             AMOUNT AND
                                                             NATURE OF
                                                             BENEFICIAL           PERCENT
                            DIRECTORS                        OWNERSHIP            OF CLASS
    -------------------------------------------------------------------           --------
    Paul W. Christensen, Jr..................................    43,000(1)           *
    Melvin F. Chubb, Jr......................................    39,414(1)(2)(3)     *
    V. Anderson Coombe.......................................     4,480(1)           *
    Roger L. Howe............................................     1,000              *
    Daniel W. LeBlond........................................     3,500              *
    Powell McHenry...........................................     1,000              *
    Charles S. Mechem, Jr....................................     1,720              *
    Thomas E. Petry..........................................   104,102(2)(3)        *
    Eugene P. Ruehlmann......................................     1,000              *

- ---------------

 *  Less than 1%.

(1) The following persons disclaim beneficial ownership as to the following numbers of shares which are beneficially owned by family members: Mr. Christensen -- 18,000 shares; Mr. Chubb -- 660 shares; Mr. Coombe -- 1,520 shares.

(2) Mr. Chubb and Mr. Petry are also executive officers of the Company; their holdings of Company stock are listed here and not duplicated under the Executive Officers individual listing immediately below.

(3) Includes shares subject to options to purchase within 60 days: Mr. Chubb -- 37,500; Mr. Petry -- 75,000. The terms of the option grants make the options exercisable if the last selling price per share on the New

    York Stock Exchange is at least $3.00 on the day prior to the date on which the Company receives written notice of the exercise.

     There were as of February 11, 1994 no beneficial owners of more than 5% of the Company's Common Stock.

EXECUTIVE OFFICERS

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL    PERCENT
                                                                   OWNERSHIP     OF CLASS
                                                                   ----------    --------
     David N. Hall...............................................    49,982          *
     James A. Ralston............................................    29,297          *
     Andries Ruijssenaars........................................    39,933          *

- ---------------

* Less than 1%

Note: These figures include shares subject to options to purchase within 60 days: Mr. Hall -- 37,500; Mr. Ralston -- 22,500; Mr. Ruijssenaars -- 37,500. The terms of the option grants make the options exercisable if the last selling price per share on the New York Stock Exchange is at least $3.00 on the day prior to the date on which the Company receives written notice of the exercise.

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL    PERCENT
                                                                   OWNERSHIP     OF CLASS
                                                                   ----------    --------
     Directors and Executive Officers
       As a Group (13 persons)...................................   325,481          2.95%

- ---------------

Note: For the same reason stated in the Note above immediately following the Executive Officers shareholding table, this figure includes 232,500 shares subject to options to purchase.

All shares shown above as owned were directly owned except as footnoted. Directors and executive officers are considered control persons of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Board of Directors has no knowledge of any significant transaction or proposed significant transaction to which the Company or any subsidiary and any director, officer, or nominee for director, or any associate of such director, officer, or nominee, were or are to be parties.

     During fiscal 1993 Mr. Andries Ruijssenaars, a Senior Vice President of the Company, was indebted to the Company in the amount of $79,072.73 in connection with loans made for relocation expenses. Interest is payable at an annual rate of 10%. As of November 30, 1993 the outstanding loan balance was less than $60,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)   1.         All Financial Statements
                  Eagle-Picher Industries, Inc. (Incorporated by reference to the
                  Company's Annual Report to Shareholders for the year 1993,
                  Exhibit 13, pages 8-13 -- See Part II above)
                  Independent Auditors' Report -- Incorporated by reference to
                  Exhibit 13, page 27

                                                                                     PAGE NO.
                                                                                    -----------
      2.          Financial Statement Schedules
                  Schedule V -- Property, Plant and Equipment for the Three Years     40
                  Ended November 30, 1993
                  Schedule VI -- Accumulated Depreciation, Depletion and              41
                  Amortization of Property, Plant and Equipment for the Three
                  Years Ended November 30, 1993
                  Schedule X -- Supplementary Income Statement Information for the    42
                  Three Years Ended November 30, 1993

                                                                                    SEQUENTIAL
                                                                                     PAGE NO.
                                                                                    -----------
      3.          Exhibits (numbers keyed to Item 601, Regulation S-K).
   *   3. (i)     Amended Articles of Incorporation through May 28, 1986.
                  Incorporated by reference to Exhibit 1 to Form S-8 Registration
                  Statement for the Registrant's Stock Option Plan of 1990 (SEC
                  File No. 33-45179).
   *    (ii)      Code of Regulations of Eagle-Picher Industries, Inc., last amended March 26, 1985. Incorporated by reference to Exhibit
                  3(b) to Form 10-K Annual Report of the Registrant for its fiscal year ended November 30, 1992 (SEC File No. 1-1499).
   *   4. (a)     Form of Indenture relating to the $50,000,000 Eagle-Picher
                  Industries, Inc. 9% Sinking Fund Debentures due March 1, 2017,
                  dated as of March 1, 1987 between Eagle-Picher Industries, Inc.
                  and The Bank of New York. Incorporated by reference to Form 8-K of Eagle-Picher Industries, Inc., March, 1987 (SEC File No.
                  1-1499).
   *    (b)       Credit and Agency Agreement (debtor-in-possession financing agreement) dated as of November 5, 1992. Incorporated by
                  reference to Exhibit 4(b) to Form 10-K Annual Report of the
                  Registrant for its fiscal year ended November 30, 1992 (SEC File
                  No. 1-1499).
   *  10. (a)     Eagle-Picher Industries, Inc. Stock Option Plan of 1983, as
                  amended. Incorporated by reference to Appendix A to Proxy
                  Statement for Annual Meeting of Shareholders, March 28, 1989 and
                  Exhibit 28 to Post Effective Amendment No. 1 to Registration
                  Statement No. 33-5792, dated April 10, 1990 (SEC File No.
                  1-1499).
   *    (b)       Eagle-Picher Industries, Inc. Stock Option Plan of 1990.
                  Incorporated by reference to Appendix A to Proxy Statement for
                  Annual Meeting of Shareholders, March 27, 1990 (SEC File No.
                  1-1499).
   *    (c)       Eagle-Picher Supplemental Executive Retirement Plan.
                  Incorporated by reference to Report on Form 10-K of Eagle-Picher
                  Industries, Inc. for the fiscal year ended November 30, 1987
                  (SEC File No. 1-1499) and Proxy Statement for Annual Meeting of
                  Shareholders to be held March 26, 1992 under the caption
                  "Retirement Plans" (SEC File No. 1-1499).

                                                                                    SEQUENTIAL
                                                                                     PAGE NO.
                                                                                    -----------
     11.          Calculation of Average Number of Shares.                            44
     13.          Excerpts from the registrant's Annual Report to Shareholders for    45
                  the year ended November 30, 1993.
     22.          Subsidiaries of the registrant.                                     90
     23.          Independent Auditors' Consent.                                      91
     24. (a),(b)  Powers of Attorney.                                                 92
     99.          Plants and Locations.                                               95
(b) Reports on Form 8-K.
   *    (i)       November 10, 1993 -- Reporting November 9, 1993 agreement with the Injury Claimants' Committee and the Legal Representative for
                  Future Claimants in the registrant's pending chapter 11 cases on the principal elements of a joint plan of reorganization to be presented to the Bankruptcy Court in which the cases are
                  pending. (SEC File No. 1-1499). Incorporated by reference.
   *    (ii)      November 19, 1993 -- Reporting the New York Stock Exchange's
                  November 15, 1993 announcement of immediate suspension of
                  trading in the registrant's common stock and intent to apply to the Securities and Exchange Commission to delist the
                  registrant's common stock. (SEC File No. 1-1499). Incorporated by reference.
   *              Incorporated by reference.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            EAGLE-PICHER INDUSTRIES, INC.

                                            By   /s/    THOMAS E. PETRY
                                                       Thomas E. Petry
                                                   Chairman of the Board,
                                                President and Chief Executive
                                                            Officer

Date: February 18, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              /s/ THOMAS E. PETRY                         Date: February 18, 1994
       Thomas E. Petry, Chairman of the Board,
        President and Chief Executive Officer
             /s/         DAVID N. HALL                    Date: February 18, 1994
     David N. Hall, Senior Vice President-Finance
            (Principal Financial Officer)
              /s/        CARROLL D. CURLESS               Date: February 23, 1994
        Carroll D. Curless, Vice President and
      Controller (Principal Accounting Officer)
           /s/           MELVIN F. CHUBB, JR.             Date: February 18, 1994
     Melvin F. Chubb, Jr., Senior Vice President
                     and Director
           /s/           PAUL W. CHRISTENSEN, JR.         Date: February 21, 1994
          Paul W. Christensen, Jr., Director
              /s/        V. ANDERSON COOMB                Date: February 21, 1994
             V. Anderson Coombe, Director
              /s/        ROGER L. HOWE                    Date: February 21, 1994
               Roger L. Howe, Director
              /s/       DANIEL W. LEBLOND                 Date: February 21, 1994
             Daniel W. LeBlond, Director
               /s/      POWELL MCHENRY                    Date: February 21, 1994
               Powell McHenry, Director
           /s/          CHARLES S. MECHEM, JR.            Date: February 21, 1994
           Charles S. Mechem, Jr., Director
               /s/      EUGENE P. RUEHLMANN               Date: February 21, 1994
            Eugene P. Ruehlmann, Director

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Eagle-Picher Industries, Inc.:

     Under date of February 2, 1994, we reported on the consolidated balance sheet of Eagle-Picher Industries, Inc. and subsidiaries (debtor in possession, as of January 7, 1991) as of November 30, 1993 and 1992 and the related consolidated statements of income (loss), shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended November 30, 1993, as contained in the 1993 Annual Report to Shareholders. These consolidated financial statements and our report, with explanatory paragraphs, thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Part IV, item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, Eagle-Picher Industries, Inc. (the Company) and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on January 7, 1991. Although the Company and its operating subsidiaries are currently operating their business as debtors in possession under the jurisdiction of the Bankruptcy Court, the continuation of their businesses as going concerns is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under chapter 11 and the continued uncertainty related to claims associated with the Company's sale of asbestos products and certain other litigation as discussed in the following paragraph, raise substantial doubt about the Company's ability to continue as a going concern. The aforementioned financial statement schedules do not include any adjustments that may be required in connection with restructuring the Company and its subsidiaries as they reorganize under chapter 11 of the United States Bankruptcy Code.

     As discussed in Notes B and L to the consolidated financial statements, the consolidated financial statements include an estimated liability related to claims associated with the Company's sale of asbestos products. The final resolution of actual amounts, however, is dependent upon future events, the outcome of which is not fully determinable at the present time. In addition, as discussed in Note M, the Company is a defendant is various other litigation. Although provisions have been made for these matters, the final outcomes and their effect on the Company's consolidated financial statement are not presently determinable.

                                        /s/ KPMG Peat Marwick

Cincinnati, Ohio
February 2, 1994

                                                                      SCHEDULE V

                         EAGLE-PICHER INDUSTRIES, INC.

                         PROPERTY, PLANT AND EQUIPMENT

                      THREE YEARS ENDED NOVEMBER 30, 1993

                           (IN THOUSANDS OF DOLLARS)

                                            BALANCE                                        OTHER
                                               AT                                         CHANGES-     BALANCE
                                            BEGINNING                                       ADD         AT END
                                               OF        ADDITIONS                        (DEDUCT)        OF
             CLASSIFICATION                  PERIOD       AT COST      RETIREMENTS(1)       (2)         PERIOD
- ----------------------------------------    --------     ---------     --------------     --------     --------
YEAR ENDED NOVEMBER 30, 1993
     Land and land improvements.........    $ 11,322      $   486         $     22        $  (126 )    $ 11,660
     Buildings..........................      75,520        1,591              653           (709 )      75,749
     Machinery and equipment............     243,851       17,220            6,835         (1,548 )     252,688
     Transportation equipment...........       3,826          785              519            (46 )       4,046
     Furniture and fixtures.............      16,110        3,229              953           (189 )      18,197
     Construction in progress...........       8,191        5,201               --             --        13,392
                                            --------     ---------     --------------     --------     --------
                                            $358,820      $28,512         $  8,982        $(2,618 )    $375,732
                                            --------     ---------     --------------     --------     --------
                                            --------     ---------     --------------     --------     --------
YEAR ENDED NOVEMBER 30, 1992
     Land and land improvements.........    $ 11,234      $   345         $    333        $    76      $ 11,322
     Buildings..........................      76,171        1,006            1,811            154        75,520
     Machinery and equipment............     234,249       16,026            7,168            744       243,851
     Transportation equipment...........       3,681          942              786            (11 )       3,826
     Furniture and fixtures.............      14,134        2,268              336             44        16,110
     Construction in progress...........       7,195          996               --             --         8,191
                                            --------     ---------     --------------     --------     --------
                                            $346,664      $21,583         $ 10,434        $ 1,007      $358,820
                                            --------     ---------     --------------     --------     --------
                                            --------     ---------     --------------     --------     --------
YEAR ENDED NOVEMBER 30, 1991
     Land and land improvements.........    $ 11,887      $   220         $    783        $   (90 )    $ 11,234
     Buildings..........................      75,683        6,870            5,979           (403 )      76,171
     Machinery and equipment............     242,594       16,395           23,423         (1,317 )     234,249
     Transportation equipment...........       3,886          352              540            (17 )       3,681
     Furniture and fixtures.............      14,119        2,441            2,099           (327 )      14,134
     Construction in progress...........       9,458       (1,952)             311             --         7,195
                                            --------     ---------     --------------     --------     --------
                                            $357,627      $24,326         $ 33,135        $(2,154 )    $346,664
                                            --------     ---------     --------------     --------     --------
                                            --------     ---------     --------------     --------     --------

- ---------------

(1) Includes $27,256 related to sales or dispositions of operations in 1991.

(2) Represents reclassifications, adjustments and foreign currency translations.

                                                                     SCHEDULE VI

                         EAGLE-PICHER INDUSTRIES, INC.

                    ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                      THREE YEARS ENDED NOVEMBER 30, 1993

                           (IN THOUSANDS OF DOLLARS)

                                            BALANCE                                           OTHER
                                               AT        ADDITIONS                           CHANGES-       BALANCE
                                            BEGINNING    CHARGED TO                            ADD           AT END
                                               OF        COSTS AND                           (DEDUCT)          OF
              DESCRIPTION                    PERIOD       EXPENSES      RETIREMENTS(1)        (2)(3)         PERIOD
- ----------------------------------------    --------     ----------     --------------     ------------     --------
YEAR ENDED NOVEMBER 30, 1993
     Land improvements..................    $  4,430      $    314         $     17          $    (15)      $  4,712
     Buildings..........................      34,868         3,096              463              (141)        37,360
     Machinery and equipment............     172,234        18,123            5,047              (893)       184,417
     Transportation equipment...........       2,657           558              439               (23)         2,753
     Furniture and fixtures.............      10,709         2,416              922              (114)        12,089
                                            --------     ----------     --------------     ------------     --------
                                            $224,898      $ 24,507         $  6,888          $ (1,186)      $241,331
                                            --------     ----------     --------------     ------------     --------
                                            --------     ----------     --------------     ------------     --------
YEAR ENDED NOVEMBER 30, 1992
     Land improvements..................    $  4,348      $    317         $    246          $     11       $  4,430
     Buildings..........................      33,061         3,267            1,564               104         34,868
     Machinery and equipment............     159,746        17,773            5,338                53        172,234
     Transportation equipment...........       2,768           521              629                (3)         2,657
     Furniture and fixtures.............       8,765         2,282              358                20         10,709
                                            --------     ----------     --------------     ------------     --------
                                            $208,688      $ 24,160         $  8,135          $    185        224,898
                                            --------     ----------     --------------     ------------     --------
                                            --------     ----------     --------------     ------------     --------
YEAR ENDED NOVEMBER 30, 1991
     Land improvements..................    $  4,579      $    306         $    527          $    (10)      $  4,348
     Buildings..........................      33,858         3,173            3,921               (49)        33,061
     Machinery and equipment............     161,917        17,524           17,983            (1,712)       159,746
     Transportation equipment...........       2,774           440              435               (11)         2,768
     Furniture and fixtures.............       7,766         2,199            1,067              (133)         8,765
                                            --------     ----------     --------------     ------------     --------
                                            $210,894      $ 23,642         $ 23,933          $ (1,915)      $208,688
                                            --------     ----------     --------------     ------------     --------
                                            --------     ----------     --------------     ------------     --------

- ---------------

(1) Includes $20,172 related to sales or dispositions of operations in 1991.

(2) Represents reclassifications, adjustments and foreign currency translations.

(3) For 1991, includes the reversal of a $1,798 reserve set up in 1990 for future disposition of assets; those assets were sold in 1991.

                                                                      SCHEDULE X

                         EAGLE-PICHER INDUSTRIES, INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      THREE YEARS ENDED NOVEMBER 30, 1993

                           (IN THOUSANDS OF DOLLARS)

                                                                    COL. B
                                                        -------------------------------
                                                         CHARGED TO COSTS AND EXPENSES
                       COL. A                           -------------------------------
                        ITEM                            1993         1992        1991
                                                        -------     -------     -------
Maintenance and repairs.............................    $21,314     $19,138     $18,907
                                                        -------     -------     -------
                                                        -------     -------     -------

                                 EXHIBIT INDEX

                                                                                      SEQUENTIAL
 EXHIBIT NUMBER                                                             PAGE       PAGE NO.
- -----------------                                                          ------     ----------
              3(i)  -- Articles of Incorporation*
              3(ii) -- Code of Regulations*
              4(a)  -- Form of Indenture, $50,000,000 9% Sinking Fund
                       Debentures due March 1, 2017*
              4(b)  -- Credit and Agency Agreement, dated as of
                       November 5, 1992*
          10(a),(b) -- Eagle-Picher Industries, Inc. Stock Option Plans
                       of 1983, and 1990*
             10(c)  -- Eagle-Picher Supplemental Executive Retirement
                       Plan*
             11     -- Statement re Calculation of Average Number of          44
                       Shares
             13     -- Excerpts from Annual Report to Security Holders        45
                       for Fiscal Year 1993
             21     -- Subsidiaries of the Registrant                         90
             23     -- Independent Auditors' Consent                          94
          24(a),(b) -- Powers of Attorney                                     95
             99     -- Plants and Locations                                   98

- ---------------

* Incorporated by reference. See pages 33-36 above.