Form 10-Q
period 1994-02-28
EAGLE PICHER INDUSTRIES INC
filed 1994-04-13
CIK 30927

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 28, 1994          Commission file number 1-1499
                                                                       -------


                          EAGLE-PICHER INDUSTRIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              OHIO                                  31-0268670
- ---------------------------------      ----------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


          580 Walnut Street, P. O. Box 779, Cincinnati, Ohio    45201
- -------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                  -----------------------------


                                (Not Applicable)
- -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934 during
the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.         Yes X   No
                                                             ----   ----
11,040,932 shares of common capital stock, par value
$1.25 per share, were outstanding at April 8, 1994.

                         EAGLE-PICHER INDUSTRIES, INC.

     QUARTERLY REPORT - FORM 10-Q - FOR THE QUARTER ENDED FEBRUARY 28, 1994


                               TABLE OF CONTENTS




                                                                    Page

                                                                   Number
                                                                   ------
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements....................................     3

     Consolidated Statement of Income............................     3
     Consolidated Balance Sheet..................................     4
     Consolidated Statement of Cash Flows........................     6
     Notes to Consolidated Financial Statements..................     8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................    13


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................    15

Item 3.  Defaults Upon Senior Securities.........................    15

Item 6.  Exhibits and Reports on Form 8-K........................    15

Signature........................................................    16

Exhibit Index....................................................    17

Exhibits.........................................................    18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  EAGLE-PICHER INDUSTRIES, INC.
                                CONSOLIDATED STATEMENT OF INCOME
                       (Dollars in thousands except per share amounts)




                                                 Three Months Ended
                                                     February 28
                                                  ------------------

                                                    1994      1993
                                                  --------  --------
    Net Sales                                     $177,754   $146,971
                                                  --------   --------

    Operating Costs and Expenses:
    Cost of products sold                          146,383    122,225
    Selling and administrative                      17,590     16,356
                                                   -------    -------
                                                   163,973    138,581
                                                   -------    -------

    Operating Income                                13,781      8,390

    Interest expense                                  (454)      (419)
    Other income                                       166        555
                                                   -------    -------

    Income Before Reorganization
      Items, Taxes and Cumulative
      Effect of Accounting Change                   13,493      8,526

    Reorganization items                            (1,082)    (1,322)
                                                   -------    -------

    Income Before Taxes and Cumulative
      Effect of Accounting Change                   12,411      7,204

    Income Taxes                                     1,372        800
                                                   -------    -------

    Income Before Cumulative
      Effect of Accounting Change                   11,039      6,404

    Cumulative Effect of Change
      in Accounting for Postretirement
      Benefits                                      -         (12,598)
                                                   -------    -------

    Net Income (Loss)                             $ 11,039   $ (6,194)
                                                   =======    =======

    Income (Loss) per Share:
      Before Cumulative Effect of
        Accounting Change                            $1.00      $0.59

      Cumulative Effect of Change in
        Accounting for Postretirement
        Benefits                                    -           (1.14)
                                                   -------    -------

      Net Income (Loss)                              $1.00     $(0.55)
                                                   =======    =======

   See accompanying notes to the consolidated financial statements.

                       EAGLE-PICHER INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)


ASSETS                                                                        Feb. 28        Nov. 30
                                                                               1994            1993
                                                                             -------         -------
CURRENT ASSETS
  Cash and cash equivalents                                                  $ 85,282        $ 84,574
  Receivables, less allowances                                                101,533          97,586
  Income tax refund receivable                                                  3,275           3,275
  Inventories:
     Raw materials and supplies                                                36,200          35,168
     Work in process                                                           18,208          20,193
     Finished goods                                                            14,650          12,945
                                                                             --------        --------
                                                                               69,058          68,306
  Prepaid expenses                                                              9,572           8,283
                                                                             --------        --------
        Total current assets                                                  268,720         262,024
                                                                             --------        --------

PROPERTY, PLANT AND EQUIPMENT                                                 382,325         375,732
  Less accumulated depreciation                                               246,962         241,331
                                                                             --------        --------
        Net property, plant and equipment                                     135,363         134,401
                                                                             --------        --------

DEFERRED INCOME TAXES                                                          32,924          29,924

OTHER ASSETS                                                                   33,520          33,011
                                                                             --------        --------

        Total Assets                                                         $470,527        $459,360
                                                                             ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                           $ 31,782        $ 32,365
  Long-term debt - current portion                                              2,376           2,737
  Income taxes                                                                  9,554           5,613
  Other current liabilities                                                    32,427          34,085
                                                                             --------        --------
        Total current liabilities                                              76,139          74,800
                                                                             --------        --------

LIABILITIES SUBJECT TO COMPROMISE                                           1,656,558       1,656,563

LONG-TERM DEBT - less current portion                                          21,110          21,712

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                    20,459          20,209

OTHER LONG TERM LIABILITIES                                                     2,915           3,282
                                                                             --------        --------

        Total liabilities                                                   1,777,181       1,776,566
                                                                            ---------       ---------

SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share
     authorized 30,000,000 shares, issued
     11,125,000 shares                                                         13,906          13,906
  Additional paid-in capital                                                   36,378          36,378
  Foreign currency translation                                                   (197)            290
  Accumulated deficit                                                      (1,354,828)     (1,365,867)
                                                                            ---------       ---------
                                                                           (1,304,741)     (1,315,293)

                         EAGLE-PICHER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)





                                                        Feb. 28    Nov. 30
                                                         1994       1993
                                                       --------   --------
Less cost of 84,068 common treasury shares             $ (1,913)  $ (1,913)
                                                       --------   --------

        Total Shareholders' Equity (Deficit)         (1,306,654)(1,317,206)
                                                      ---------  ---------

        Total Liabilities and Shareholders' Equity
          (Deficit)                                    $470,527   $459,360
                                                       ========   ========

See accompanying notes to the consolidated financial statements.

                       EAGLE-PICHER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in thousands)

                                                        Three Months Ended
                                                            February 28
                                                         ------------------
                                                          1994       1993
                                                          ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $11,039    $(6,194)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                     6,333      6,041
         Cumulative effect of accounting change             -        12,598
         Changes in assets and liabilities:
            Receivables                                   (3,947)    (2,706)
            Inventories                                     (752)    (2,542)
            Accounts payable                                (583)    (2,238)
            Accrued liabilities                           (1,658)    (1,235)
            Other                                         (1,088)     1,595
                                                         -------    -------

               Net cash provided by
               operating activities before
               reorganization activities                   9,344      5,319

         Changes in liabilities from
         reorganization activities:
            Accounts payable                                -           226
            Accrued liabilities                             -          (156)
                                                         -------   --------

               Net cash provided by
               operating activities                        9,344      5,389


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of fixed assets                     44         28
   Capital expenditures                                   (7,315)    (5,482)
   Other                                                    (430)      (625)
                                                         -------   --------

               Net cash used in
               investing activities                       (7,701)    (6,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                               -           146
   Reduction of long-term debt                              (935)    (1,454)
   Issuance of common shares                                -           156
                                                         -------   --------

               Net cash used in
               financing activities                         (935)    (1,152)

                        EAGLE-PICHER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in thousands)



                                                                                 Three Months Ended
                                                                                     February 28
                                                                                 --------------------
                                                                                 1994            1993
                                                                                 ----            ----
Net increase (decrease) in cash and cash equivalents                                708          (1,842)

Cash and cash equivalents, beginning of period                                   84,574          78,116
                                                                               --------        --------

Cash and cash equivalents, end of period                                       $ 85,282        $ 76,274
                                                                               ========        ========


Supplemental cash flow information:
  Cash paid during the year:
     Interest paid                                                             $    541        $    383
     Income taxes paid (net of refunds received)                               $    431        $    287






See accompanying notes to consolidated financial statements.




                         EAGLE-PICHER INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements





A.  PROCEEDINGS UNDER CHAPTER 11
    ----------------------------
     On January 7, 1991 (the "petition date"), Eagle-Picher Industries, Inc. (the "Company") and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code ("chapter 11") in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio (the "Bankruptcy Court"). Each filing entity is currently operating its business as a debtor in possession in accordance with the provisions of the Bankruptcy Code.

     The chapter 11 filings were the consequence of a cash shortfall resulting from the Company's inability to satisfy certain immediate asbestos litigation liabilities. As a result of the chapter 11 filings, substantially all litigation pending against the Company as of the petition date is stayed and no party may take any action to recover a pre-petition claim, except pursuant to further order of the Bankruptcy Court.

     An Unsecured Creditors' Committee, an Injury Claimants' Committee ("ICC"), an Equity Security Holders' Committee, and a Legal Representative for Future Claimants ("RFC") have been appointed in the chapter 11 cases. An unofficial asbestos co-defendants' committee has also been participating in the chapter 11 cases. In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard with respect to transactions outside the ordinary course of business. The official committees and the RFC are the primary parties with whom the Company is negotiating the terms of a plan of reorganization. In June 1992, a mediator was appointed by the Bankruptcy Court to assist the constituencies in their negotiations.

     The Bankruptcy Court established a bar date of October 31, 1991 for all pre-petition claims against the Company other than those arising from the sale of asbestos-containing products. The bar date is the date by which claimants who disagree with the amounts recorded as owed to them by the Company must file a proof of claim against the Company. Substantially all of the general claims filed by vendors, note holders and other miscellaneous parties pursuant to this bar date have been reconciled by the Company. The reconciled claims have been allowed as pre-petition claims against the Company's estate. A small number of such claims remains to be resolved; however, the Company does not expect the effect of their resolution to be material. In addition, the Bankruptcy Court established a bar date of September 30, 1992 for all present asbestos-related claims. See Note C below for further information about asbestos-related claims.

     On November 9, 1993, the Company reached an agreement on the principal elements of a joint plan of reorganization that provides a basis for the Company and its subsidiaries to emerge from chapter 11. The agreement is with the ICC and the RFC, the representatives of the holders of present and future asbestos-related and other toxic tort claims in the Company's chapter 11 case, and was reached with the assistance of the mediator appointed by the Bankruptcy Court.

     The agreement contemplates a settlement of the Company's liability for all present and future asbestos-related personal injury claims. These claims would be channeled to and resolved by a claims administration trust that would receive cash, debt securities and substantially all of the common stock of the reorganized Company under a plan of reorganization (the "Plan"). As a consequence of the proposed settlement, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise to $1.5 billion.

     The Company also recorded a provision of $41.4 million in 1993 for environmental and other litigation claims in anticipation of settlement of such claims.

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                          February 28       November 30,
                                             1994              1993
                                             ----              ----
Asbestos liability                       $1,500,024        $1,500,029
Long-term debt (unsecured portion)           62,004            62,004
Accounts payable                             43,135            43,135
Accrued and other liabilities                51,395            51,395
                                          ---------         ---------
                                         $1,656,558        $1,656,563
                                          =========         =========


     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities subject to compromise listed above have been reported on the basis of the expected amount of the allowed claims even though they may be settled for lesser amounts. Upon confirmation of a plan of reorganization, the Company would utilize the fresh-start reporting principles contained in the AICPA's Statement of Position 90-7, which would result in adjustments relating to the amounts and classification of recorded assets and liabilities, determined as of the plan confirmation date. At this date, because no plan of reorganization has been filed with the Bankruptcy Court, the Company cannot be certain of the terms and provisions thereof. However, the Company believes that the ultimate consideration to be received by the unsecured creditors will be substantially less than the amounts shown in the accompanying Consolidated Balance Sheet.

     The agreement on the principal elements of a joint plan of reorganization discussed above provides that the Company, the ICC and the RFC will negotiate with the Unsecured Creditors' Committee and the Equity Security Holders' Committee with the goal of developing a consensual plan of reorganization. These negotiations have commenced under the direction of the mediator appointed by the Bankruptcy Court, and the Company intends to proceed with these negotiations as expeditiously as possible. If such a consensual plan cannot be achieved, the agreement provides that a plan will be filed under which holders of pre-petition unsecured claims, other than asbestos, lead and silica-related claims, will receive 30% of their allowed claims in value, and no distribution would be made to the Company's existing common shareholders, whose shares would be canceled. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized Company or to receive a distribution. The treatment under the Plan of asbestos property damage, lead and silica claims is to be negotiated.

     Following the negotiations described above, the Company intends to file a plan of reorganization with the Bankruptcy Court and proceed to confirmation in accordance with the provisions of the Bankruptcy Code, including soliciting the requisite creditor and shareholder acceptances. Implementation of the agreement and the treatment of claims and interests as provided therein is subject to confirmation of the Plan in accordance with the provisions of the Bankruptcy Code.

     The net expense resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following (in thousands):

                                        Three Months
                                           Ended
                                        February 28
                                      ----------------
                                        1994    1993
                                        ----    ----
    Professional fees and other
      expenses directly related
      to bankruptcy                   $ 1,672  $ 1,909
    Interest income                      (590)    (587)
                                       ------   ------
                                      $ 1,082  $ 1,322
                                       ======   ======

     Interest income is attributable to the accumulation of cash and short-term investments subsequent to the petition date.


B.  INVESTMENTS
    ------------
     In 1990, the Company received shares of stock in a Canadian mining concern in settlement of certain indebtedness owed to the Company. The Company had previously deemed the investment to be permanently impaired and had recorded a loss in the investment in the amount of its full book value. The price of the stock, however, has significantly increased recently and at February 28, 1994, the shares held by the Company had a fair value of approximately $5.3 million. The Company has not yet adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Upon adoption, this investment would be recorded at its fair value in the Consolidated Balance Sheet and any unrealized gains or losses would be reported in a separate component of shareholders' equity until realized.


C.  LITIGATION
    ----------
     As discussed in Note L to the 1993 Consolidated Financial Statements, the accompanying Consolidated Financial Statements include an estimated liability related to claims associated with the Company's sale of asbestos-containing
insulation products.   Litigation with respect to asbestos-related claims was
stayed by reason of the chapter 11 filing.

     Many of the asbestos-related claims filed in the chapter 11 case do not provide sufficient information to enable the Company to determine whether or not it has liability for the claim or to definitively value any such liability. Similarly, the Company is not able to project precisely the number and value of future claims. The Company, however, is certain that it has significant liability with respect to the 160,000 proofs of claim which were filed against the Company pursuant to the September 30, 1992 bar date and which allege asbestos-related personal injury. The Company also is certain that there is significant liability with respect to future asbestos-related personal injury claims. After considering the significant costs that likely would be incurred in litigating the extent and nature of its asbestos-related personal injury liability, the uncertainty as to the outcome of such an exercise, the need to conserve the estate's assets for every creditor, and the benefits that would accrue to the Company's operations, customers, vendors, employees and host communities from the Company's timely emergence from chapter 11, the Board of Directors and management concluded that the settlement contemplated by the agreement on the principal elements of the Plan discussed in this footnote is in the best interests of the Company. As a consequence of the proposed settlement, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise to $1.5 billion.

     There were forty-one lawsuits pending against the Company at the end of fiscal 1991 resulting from the presence of asbestos-containing products in buildings. The pending lawsuits typically named numerous defendants, were filed in both state and federal courts, and were brought by school districts, cities, states, counties, universities, hospitals, a public library and commercial building owners. The lawsuits typically demanded compensation for any costs incurred in identifying, repairing, encapsulating or removing asbestos-containing products, or sought to have the defendants do these things directly. Many lawsuits also sought punitive damages. At least three of the pending cases have been certified as class actions and class certification had been sought by the plaintiffs in three other cases. Prior to filing its chapter 11 petition, the Company settled seven building-related cases for less than $22,000 in the aggregate.

     Approximately 1,000 proofs of claim alleging such property damage claims were filed in the chapter 11 cases pursuant to the bar date. These claims include most, if not all, of the lawsuits described above that were pending on the petition date. Many of the other claims also appear to be asserted by claimants similar to those which had commenced pre-petition lawsuits.

     The agreement on the principal elements of the Plan provides that the treatment under a plan of reorganization of the asbestos property damage claims asserted against the Company, including both the pre-petition lawsuits and the proofs of claim filed pursuant to the bar date, will be negotiated with the assistance of the mediator as discussed above.

     In addition, the Company is a defendant in various other litigation which was pending as of the petition date, which was discussed in Note M to the 1993 Consolidated Financial Statements. The Company intends to defend all litigation claims vigorously in the manner permitted by the Bankruptcy Code and applicable law. All pre-petition claims against the Company arising from litigation must be liquidated or otherwise addressed in the context of the chapter 11 cases. Further, all such claims against the Company will be resolved in a plan of reorganization. During the pendency of the chapter 11 cases, any unresolved litigation with respect to pre-petition claims can proceed against the Company only with the express permission of the Bankruptcy Court.

     The Company has resolved most of the litigation claims that were asserted pursuant to the October 31, 1991 bar date for claims other than those arising from the sale of asbestos-containing products. However, several large litigation claims, environmental claims, and certain lead chemical claims are still pending. The Company has filed objections to certain of these litigation-based claims which have not been resolved, seeking to reduce the amount of such claims or eliminate them entirely. The Company anticipates filing additional objections to other such claims if they cannot be resolved through negotiation. These objections will be vigorously litigated by the Company pursuant to the provisions of the Bankruptcy Code and applicable law.

     The eventual outcome of the environmental and other litigation claims described herein cannot be reasonably predicted due to numerous uncertainties that are inherent in the reorganization process. However, negotiations concerning environmental claims and attempts to negotiate settlements of other litigation claims progressed to a point in 1993 that enabled the Company to record a provision of $41.4 million for these claims as discussed in Note A. In addition, the Company may have insurance coverage for certain of these claims and may have various factual and legal defenses available to it.

D.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    -------------------------------------------
     During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactively to December 1, 1992. Besides the cumulative after tax charge of $12.6 million, this accounting change reduced previously reported income in the first quarter of 1993 by $254,000 or 2 cents per share.

E.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS
    ---------------------------------------------------
     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1993.

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month periods ended February 28, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------
    Sales for the quarter ended February 28, 1994 were $177.8 million compared with $147.0 million for the first quarter of 1993. Operating income increased to $13.8 million from $8.4 million for the same period last year. Net income for the first quarter of 1994 was $11.0 million or $1.00 per share. During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," retroactively to December 1, 1992. In addition to the cumulative aftertax charge of $12.6 million, this accounting change reduced previously reported income in the first quarter of 1993 by $254,000 or 2 cents per share.

     Results from operations improved significantly with sales increasing by 21% and operating income increasing by nearly two-thirds. Results for the quarter would have been stronger but extreme winter weather, particularly in the midwest, adversely affected several Divisions early in the quarter. Demand for products manufactured by most operations in the Automotive Group was strong, particularly at the Hillsdale Tool Division and the Wolverine Gasket Division. Increased market penetration and new products introduced by the Company's European operations produced improved results despite a continuing recession in the European automotive market.

     In the Machinery Group, the Construction Equipment Division experienced significant improvement in sales and operating results primarily due to greater efficiencies and increased shipments. The Division is expected to operate profitably for the remainder of the year. The Electronics Division experienced increases in sales and operating income as demand was at a high level for the Division's line of special purpose batteries for aerospace applications. The backlog for can washing machinery manufactured by the Cincinnati Industrial Machinery Division continued to build and results for the quarter were ahead of those last year.

    In the Industrial Group, sales of super-clean containers continued to grow. These containers, which are totally uncontaminated and conform to strict Environmental Protection Agency protocols, are essential for environmental testing. Shipments of isotopically pure boron products for nuclear applications exceeded last year's first quarter levels.

    Interest expense did not change appreciably in the first quarter of 1994 compared to the same period in 1993. Contractual interest on debt outstanding was $2.3 million in the first quarter of both 1994 and 1993.

    Reorganization expenses were $1.1 million in the first quarter of 1994 compared to $1.3 million in the same period of 1993. It is anticipated that the costs associated with the administration of the chapter 11 cases for the remainder of 1994 will increase slightly from those of 1993 as negotiations to achieve a consensual plan of reorganization continue.

    Capital expenditures totaled $7.3 million in the first quarter of 1994 compared to $5.5 million in the first quarter of 1993.

    In terms of the reorganization effort, the Company's goal continues to be to achieve a consensual plan of reorganization based upon the agreement on the principal elements of a joint plan of reorganization reached among the Company, the Injury Claimants' Committee and the Legal Representative for Future Claimants. This agreement was reached in November 1993 under the auspices of a mediator appointed by the U. S. Bankruptcy Court. The mediation process continues in an effort to develop a fully consensual plan of reorganization.
As the Company has previously stated, if a fully consensual plan cannot be achieved, the agreement provides that a plan will be filed under which holders of prepetition unsecured claims (other than asbestos, lead, and silica-related claims) will receive 30 percent of their allowed claims in value, and no distribution will be made to the existing common shareholders of the Company and their shares will be canceled. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition unsecured creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         (a)  CHAPTER 11 PROCEEDINGS.  Nothing to report.


         (b)  ASBESTOS.  Nothing to report.


         (c) OTHER. On March 16, 1994, after the close of the first quarter, Region VIII of the United States Environmental Protection Agency in Denver, Colorado served on the Company an Administrative Complaint and Compliance Order relating to the Company's operation in Colorado Springs, Colorado. The complaint alleges that in 1989 violations of the Resource Conservation and Recovery Act occurred, including failure to properly label certain wastes, improper storage of containers of wastes, and the improper use of waste storage units. The complaint includes a proposed civil penalty of $402,610.00. The Company is currently investigating the allegations raised in the complaint.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The chapter 11 filings constituted a default under substantially all of the Company's and its affiliates' senior securities. The obligations under the Company's pre-petition credit facility and other obligations owing to the lenders who were party to the pre-petition credit facility have been addressed in the debtor in possession financing agreement approved by the Bankruptcy Court on May 24, 1991. At that time, certain of such obligations were repaid and the remaining of such obligations were deemed to be post-petition.

     With respect to certain other secured obligations, the Company (or its affiliates) have been making settlements or "adequate protection" payments approved by orders of the Bankruptcy Court.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits
    --------
      11 - Calculation of Average Number of Shares
           Utilized in Calculating Per-Share Earnings.

                                   SIGNATURES
                                   ----------




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       EAGLE-PICHER INDUSTRIES, INC.




                                       /s/ David N. Hall
                                       --------------------------------
                                       David N. Hall,
                                       Senior Vice President - Finance and
                                       Chief Financial Officer




                  DATE   April 8, 1994
                      -----------------

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.           Description                          Page
- -----------           -----------                          ----


   11                 Calculation of Average Number         18
                      of Shares Utilized in Calculating
                      Per-Share Earnings