Form 10-Q
period 1994-05-31
EAGLE PICHER INDUSTRIES INC
filed 1994-07-14
CIK 30927

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1994            Commission file number 1-1499
                                                                     ------


                          EAGLE-PICHER INDUSTRIES, INC.
- - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              OHIO                                  31-0268670
- - ---------------------------------      --------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         580 Walnut Street, P. O. Box 779, Cincinnati, Ohio    45201
- - -----------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                  ---------------------------


                                (Not Applicable)
- - -----------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934 during
the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.         Yes X   No
                                                             ----   ----
11,040,932 shares of common capital stock, par value
$1.25 per share, were outstanding at July 8, 1994.


                         EAGLE-PICHER INDUSTRIES, INC.

       QUARTERLY REPORT - FORM 10-Q - FOR THE QUARTER ENDED MAY 31, 1994


                               TABLE OF CONTENTS




                                                                    Page
                                                                   Number
                                                                   ------

                               PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements....................................     3

     Consolidated Statement of Income............................     3
     Consolidated Balance Sheet..................................     4
     Consolidated Statement of Cash Flows........................     6
     Notes to Consolidated Financial Statements..................     8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................    13


                                 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................    15

Item 3.  Defaults Upon Senior Securities.........................    15

Item 5.  Other Information.......................................    16

Item 6.  Exhibits and Reports on Form 8-K........................    16

Signature........................................................    17

Exhibit Index....................................................    18

Exhibits.........................................................    19


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EAGLE-PICHER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)




                                                        Three Months Ended           Six Months Ended
                                                              May 31                      May 31
                                                       ------------------             ---------------

                                                         1994        1993            1994       1993
                                                       ------      ------          ------       ----
    Net Sales                                           $196,994   $176,366         $374,748   $323,337
                                                         -------    -------          -------    -------
    Operating Costs and Expenses:
    Cost of products sold                                160,816    144,600          307,199    266,825
    Selling and administrative                            18,641     17,666           36,231     34,022
                                                         -------    -------          -------    -------
                                                         179,457    162,266          343,430    300,847
                                                         -------    -------          -------    -------
    Operating Income                                      17,537     14,100           31,318     22,490

    Interest expense                                        (455)      (545)            (909)      (964)
    Other income                                              72        183              238        738
                                                         -------    -------          -------    -------
    Income Before Reorganization
      Items, Taxes and Cumulative
      Effect of Accounting Change                         17,154     13,738           30,647     22,264

    Reorganization items                                    (923)    (1,065)          (2,005)    (2,387)
                                                         -------    -------          -------    -------

    Income Before Taxes and Cumulative
      Effect of Accounting Change                         16,231     12,673           28,642     19,877

    Income Taxes                                           1,562      1,158            2,934      1,958
                                                         -------    -------          -------    -------
    Income Before Cumulative
      Effect of Accounting Change                         14,669     11,515           25,708     17,919

    Cumulative Effect of Change
      in Accounting for Postretirement
      Benefits                                                 -          -                -    (12,598)
                                                         -------    -------          -------    -------

    Net Income                                          $ 14,669   $ 11,515         $ 25,708   $  5,321
                                                         =======    =======          =======    =======
    Income per Share:
      Income Before Cumulative Effect of
        Accounting Change                               $   1.33   $   1.04         $   2.33   $   1.63

      Cumulative Effect of Change in
        Accounting for Postretirement
        Benefits                                               -          -                -      (1.14)
                                                         -------    -------          -------    -------
      Net Income                                        $   1.33   $   1.04         $   2.33   $    .49
                                                         =======    =======          =======    =======

   See accompanying notes to consolidated financial statements.


                         EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


ASSETS                                                                        May 31         Nov. 30
                                                                               1994           1993
                                                                            ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents                                                  $  91,634       $ 84,574
  Receivables, less allowances                                                 103,942         97,586
  Income tax refund receivable                                                   1,949          3,275
  Inventories:
     Raw materials and supplies                                                 36,547         35,168
     Work in process                                                            16,871         20,193
     Finished goods                                                             15,963         12,945
                                                                              --------       --------
                                                                                69,381         68,306
  Prepaid expenses                                                              12,216          8,283
                                                                              --------       --------
        Total current assets                                                   279,122        262,024
                                                                              --------       --------

PROPERTY, PLANT AND EQUIPMENT                                                  390,432        375,732
  Less accumulated depreciation                                                252,751        241,331
                                                                             ---------       --------
        Net property, plant and equipment                                      137,681        134,401
                                                                              --------       --------

DEFERRED INCOME TAXES                                                           37,924         29,924

OTHER ASSETS                                                                    32,688         33,011
                                                                              --------       --------

        Total Assets                                                          $487,415       $459,360
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                           $  32,236       $ 32,365
  Long-term debt - current portion                                               2,430          2,737
  Income taxes                                                                   6,202          5,613
  Other current liabilities                                                     37,507         34,085
                                                                              --------       --------
        Total current liabilities                                               78,375         74,800
                                                                              --------       --------

LIABILITIES SUBJECT TO COMPROMISE                                            1,656,445      1,656,563

LONG-TERM DEBT - less current portion                                           20,689         21,712

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                     20,723         20,209

OTHER LONG-TERM LIABILITIES                                                      2,427          3,282
                                                                              --------       --------

        Total liabilities                                                    1,778,659      1,776,566
                                                                             ---------      ---------

SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share
     authorized 30,000,000 shares, issued
     11,125,000 shares                                                          13,906         13,906
  Additional paid-in capital                                                    36,378         36,378
  Foreign currency translation                                                     544            290
  Accumulated deficit                                                       (1,340,159)    (1,365,867)
                                                                             ---------      ---------
                                                                            (1,289,331)    (1,315,293)



                         EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)





                                                        May 31     Nov. 30
                                                         1994       1993
                                                     ----------  -----------
Less cost of 84,068 common treasury shares             $ (1,913)    $ (1,913)
                                                       --------     --------

        Total Shareholders' Equity (Deficit)         (1,291,244)  (1,317,206)
                                                      ---------    ---------

        Total Liabilities and Shareholders' Equity
          (Deficit)                                    $487,415     $459,360
                                                       ========     ========


See accompanying notes to consolidated financial statements.


                         EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Six Months Ended
                                                                                         May 31
                                                                                  ------------------
                                                                                 1994            1993
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 25,708        $  5,321
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                           12,917          12,369
         Cumulative effect of accounting change                                       -          12,598
         Changes in assets and liabilities:
            Receivables                                                          (6,356)         (8,899)
            Inventories                                                          (1,075)         (3,469)
            Deferred taxes                                                       (8,000)         (6,000)
            Accounts payable                                                       (129)          1,178
            Accrued liabilities                                                   3,422          (1,473)
            Other                                                                (2,182)          3,139
                                                                                -------         -------
               Net cash provided by
               operating activities before
               reorganization activities                                         24,305          14,764

         Changes in liabilities from
         reorganization activities:
            Accounts payable                                                        (15)             98
            Accrued liabilities                                                     (82)           (156)
                                                                                -------        --------

               Net cash provided by
               operating activities                                              24,208          14,706

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of fixed assets                                           600             254
   Capital expenditures                                                         (16,257)        (13,044)
   Other                                                                           (128)           (423)
                                                                                -------        --------
               Net cash used in
               investing activities                                             (15,785)        (13,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                                          -             146
   Reduction of long-term debt                                                    (1,363)         (2,205)
   Issuance of common shares                                                          -             156
                                                                                -------        --------

               Net cash used in
               financing activities                                              (1,363)         (1,903)


                         EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                                                  Six Months Ended
                                                                                        May 31
                                                                                 --------------------
                                                                                 1994            1993
                                                                                 ----            ----
Net increase (decrease) in cash and cash equivalents                             7,060            (410)

Cash and cash equivalents, beginning of period                                  84,574          78,116
                                                                               --------        --------

Cash and cash equivalents, end of period                                      $ 91,634        $ 77,706
                                                                              ========        ========


Supplemental cash flow information:
  Cash paid during the year:
     Interest paid                                                            $    880        $    884
     Income taxes paid (net of refunds received)                              $  8,919        $  5,170

  Cash paid during the quarter:
     Interest paid                                                            $    339        $    501
     Income taxes paid (net of refunds received)                              $  8,488        $  4,883




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

     The Company also recorded a provision of $41.4 million in the fourth quarter of 1993 for environmental and other litigation claims in anticipation of settlement of such claims.

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                            May 31,         November 30,
                                             1994              1993
                                             ----              ----
Asbestos liability                       $1,500,008        $1,500,029
Long-term debt (unsecured portion)           62,004            62,004
Accounts payable                             43,120            43,135
Accrued and other liabilities                51,313            51,395
                                          ---------         ---------
                                         $1,656,445        $1,656,563
                                          =========         =========


     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities subject to compromise listed above have been reported on the basis of the expected amount of the allowed claims even though holders of these claims may receive value of a lesser amount in a plan of reorganization. Upon confirmation of a plan of reorganization, the Company would utilize the fresh-start reporting principles contained in the AICPA's Statement of Position 90-7, which would result in adjustments relating to the amounts and classification of recorded assets and liabilities, determined as of the plan confirmation date. At this date, because no plan of reorganization has been filed with the Bankruptcy Court, the Company cannot be certain of the terms and provisions thereof. However, the Company believes that the ultimate consideration to be received by the unsecured creditors will be substantially less than the amounts shown in the accompanying Consolidated Balance Sheet.

     The agreement on the principal elements of a joint plan of reorganization discussed above provides that the Company, the ICC and the RFC will negotiate with the Unsecured Creditors' Committee and the Equity Security Holders' Committee with the goal of developing a consensual plan of reorganization. To date, no substantial progress has been made in these negotiations. If such a consensual plan cannot be achieved, the agreement provides that a plan will be filed under which holders of pre-petition unsecured claims, other than asbestos, lead and silica-related claims, will receive 30% of their allowed claims in value, and no distribution will be made to the Company's existing common shareholders, whose shares will be canceled. The Plan will also provide that "convenience claims," general unsecured claims of $500 or less, will be paid in full. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition unsecured creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution. Pursuant to the agreement, the treatment under the Plan of asbestos property damage, lead and silica claims is currently being negotiated.

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


     The net expense resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following
(in thousands):

                                        Three Months             Six Months
                                           Ended                    Ended
                                           May 31                   May 31
                                      ----------------        ----------------
                                        1994    1993            1994    1993
                                        ----    ----            ----    ----
    Professional fees and other
      expenses directly related
      to bankruptcy                   $ 1,624  $ 1,643        $ 3,296  $ 3,552
    Interest income                      (701)    (578)        (1,291)  (1,165)
                                       ------   ------         ------   ------
                                      $   923  $ 1,065        $ 2,005  $ 2,387
                                       ======   ======         ======   ======

    Interest income is attributable to the accumulation of cash and short-term investments subsequent to the petition date.


B.  INVESTMENTS

     In 1990, the Company received shares of stock in a Canadian mining concern in settlement of certain indebtedness owed to the Company. The Company had previously deemed the investment to be permanently impaired and had recorded a loss on the investment in the amount of its full book value. The price of the stock, however, has significantly increased recently and at May 31, 1994, the shares held by the Company had a fair value of approximately $5.9 million. The Company has not yet adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Upon adoption, this investment would be recorded at its fair value in the Consolidated Balance Sheet and any unrealized gains or losses would be reported in a separate component of shareholders' equity until realized.


C.  LITIGATION

     As discussed in Note L to the 1993 Consolidated Financial Statements, the accompanying Consolidated Financial Statements include an estimated liability related to claims associated with the Company's sale of asbestos-containing
insulation products.   Litigation with respect to asbestos-related claims was
stayed by reason of the chapter 11 filing.

     Many of the asbestos-related claims filed in the chapter 11 case do not provide sufficient information to enable the Company to determine definitively whether or not it has liability for the claim or to definitively value any such liability. Similarly, the Company is not able to project precisely the number and value of future claims. The Company, however, is certain that it has significant liability with respect to the 160,000 proofs of claim which were filed against the Company pursuant to the September 30, 1992 bar date and which allege asbestos-related personal injury. The Company also is certain that there is significant liability with respect to future asbestos-related personal injury claims. After considering the significant costs that likely would be incurred in litigating the extent and nature of its asbestos-related personal injury liability, the uncertainty as to the outcome of such an exercise, the need to conserve the estate's assets for every creditor, and the benefits that would accrue to the Company's operations, customers, vendors, employees and host communities from the Company's timely emergence from chapter 11, the Board of Directors and management concluded that the settlement contemplated by the agreement on the principal elements of the Plan discussed in Note A and below in this footnote is in the best interests of the Company.

     There were forty-one lawsuits pending against the Company at the end of fiscal 1991 resulting from the presence of asbestos-containing products in buildings. The pending lawsuits typically named numerous defendants, were filed in both state and federal courts, and were brought by school districts, cities, states, counties, universities, hospitals, a public library and commercial building owners. The lawsuits typically demanded compensation for any costs incurred in identifying, repairing, encapsulating or removing asbestos-containing products, or sought to have the defendants do these things directly. Many lawsuits also sought punitive damages. Three of the pending cases have been certified as class actions, and one has been conditionally certified. Class certification had been sought by the plaintiffs in two other cases, one of which has been dismissed. Prior to filing its chapter 11 petition, the Company settled seven building-related cases for less than $22,000 in the aggregate.

     Approximately 1,000 proofs of claim alleging such property damage claims were filed in the chapter 11 cases pursuant to the bar date. These claims include most of the lawsuits described above that were pending on the petition date. Many of the other claims also appear to be asserted by claimants similar to those which had commenced pre-petition lawsuits.

     The agreement on the principal elements of the Plan provides that the treatment under a plan of reorganization of the asbestos property damage claims asserted against the Company, including both the pre-petition lawsuits and the proofs of claim filed pursuant to the bar date, will be the subject of further negotiation.

     In addition, the Company is a defendant in various other litigation which was pending as of the petition date, which was discussed in Note M to the 1993 Consolidated Financial Statements. The Company intends to defend all litigation claims vigorously in the manner permitted by the Bankruptcy Code and applicable law. All pre-petition claims against the Company arising from litigation must be liquidated or otherwise addressed in the context of the chapter 11 cases, and will be resolved in a plan of reorganization. During the pendency of the chapter 11 cases, any unresolved litigation with respect to pre-petition claims can proceed against the Company only with the express permission of the Bankruptcy Court.

     The Company has resolved most of the litigation claims that were asserted pursuant to the October 31, 1991 bar date for claims other than those arising from the sale of asbestos-containing products. However, certain large litigation claims, environmental claims, and certain lead chemical claims are still unresolved. The Company has filed objections to certain of these litigation-based claims which have not been resolved, seeking to reduce the amount of such claims or eliminate them entirely. The Company anticipates filing additional objections to other such claims if they cannot be resolved through negotiation. These objections will be vigorously litigated by the Company pursuant to the provisions of the Bankruptcy Code and applicable law.

     The eventual outcome of the environmental and other litigation claims described herein cannot be reasonably predicted due to numerous uncertainties that are inherent in the reorganization process. However, negotiations concerning environmental claims and attempts to negotiate settlements of other litigation claims progressed to a point that enabled the Company to record a provision of $41.4 million for these claims in the fourth quarter of 1993 as discussed in Note A. In addition, the Company may have insurance coverage for certain of these claims and may have various factual and legal defenses available to it.

D.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactively to December 1, 1992. Besides the cumulative after tax charge of $12.6 million, this accounting change reduced previously reported income in the second quarter of 1993 by $254,000 or 2 cents per share. Previously reported income for the first six months of 1993 was reduced by $508,000 or 4 cents per share.

E.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and six month periods ended May 31, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    Sales for the second quarter ended May 31, 1994 were $197.0 million, operating income was $17.5 million, and net income was $14.7 million or $1.33 per share. In the second quarter of 1993, sales were $176.4 million, operating income was $14.1 million, and net income was $11.5 million or $1.04 per share.

     Results from operations continued the trend experienced in the first quarter with sales increasing by 12% and operating income increasing by 24% from the second quarter of 1993. Results of operations in the Automotive Group reflected the strong demand for passenger cars, vans, sport utility vehicles, and trucks. So far this year, North American car and truck production has risen by approximately 11% from the same period last year. Nearly all operations in the Group benefitted from this increase in the automotive build. Operations in Germany, England, and Spain also experienced improved sales and profitability, primarily due to new products and increased market penetration.


    Sales and operating income of operations in the Machinery Group increased substantially over the results of the second quarter last year. A major reason for this improvement was a more than twofold increase in sales of the Construction Equipment Division. The Division also operated profitably for the quarter after experiencing losses in 1993 primarily due to start-up costs for a new product line. The results of the Electronics Division were well ahead of second quarter 1993 results. This improvement was due to the rebuilding of weapons inventories reduced by the Gulf War and a high level of activity in the commercial aerospace market. The backlog for can washing systems manufactured by Cincinnati Industrial Machinery was at a high level during the quarter, and this Division experienced increases in sales and operating income for the quarter.

    Results of operations in the Industrial Group were mixed. The Specialty Materials Division experienced a good quarter as sales of boron isotope products for the nuclear power industry, sales of bulk pharmaceutical products used for research, and sales of super clean certified containers for environmental analysis were ahead of those sales for the second quarter of 1993. The results of the Minerals Division, which manufactures diatomaceous earth products, however, continued to be adversely affected by industry-wide pricing pressures.

    Interest expense has not changed appreciably for the first six months of 1994 compared to the same period in 1993. Contractual interest on debt outstanding was $2.2 million and $2.3 million in the second quarters of 1994 and 1993, respectively, and $4.5 million and $4.6 million for the six month periods ended May 31, 1994 and 1993, respectively.

    Reorganization expenses were $0.9 million in the second quarter of 1994 compared to $1.1 million in the same period of 1993. It is anticipated that the costs associated with the administration of the chapter 11 cases for the fiscal year 1994 will be consistent with those of 1993 as negotiations to achieve a consensual plan of reorganization continue.

    Capital expenditures totaled $9.0 million in the second quarter of 1994 and $16.3 million for the six months ended May 31, 1994 compared to $7.5 million and $13.0 million in the respective periods of 1993.

    In terms of the reorganization effort, the Company's goal continues to be to achieve a consensual plan of reorganization based upon the agreement on the principal elements of a joint plan of reorganization reached among the Company, the Injury Claimants' Committee and the Legal Representative for Future Claimants. This agreement was reached in November 1993 under the auspices of a mediator appointed by the U. S. Bankruptcy Court. However, to date, no fully consensual plan has been achieved and there can be no guarantee that such a consensual plan will be achieved. Although the Company is in the process of preparing a plan of reorganization, the precise timing of its filing, confirmation and consummation cannot be predicted at this time. As the Company has previously stated, it is anticipated that under any plan of reorganization, pre-petition unsecured creditors will not receive satisfaction in full of their allowed claims. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition unsecured creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

    (a) CHAPTER 11 PROCEEDINGS. Pursuant to an order of the Bankruptcy Court, the period provided under the Bankruptcy Code during which the Company has the exclusive right to file a plan of reorganization expires sixty days after the Bankruptcy Court is notified by the mediator that the mediation has reached an impasse. The Bankruptcy Court appointed the mediator in June, 1992, to assist the constituencies in their efforts to negotiate a consensual plan of reorganization. Following the close of the quarter, on June 1, 1994, the Unsecured Creditors' Committee filed a motion in the Bankruptcy Court requesting termination of the Company's exclusive period for filing a plan of reorganization, or, in the alternative, modification of the exclusive period to permit the filing of a reorganization plan by the Unsecured Creditors' Committee, either alone or jointly with the Equity Security Holders' Committee. On June 6, 1994, the Equity Security Holders' Committee filed a motion in the Bankruptcy Court requesting that the Bankruptcy Court declare that the mediation has reached an impasse.

    On July 1, 1994, the Company filed a response in which the Company opposed the relief requested in each of these motions. The Injury Claimants' Committee has also filed a response in opposition to these motions. The Bankruptcy Court has not yet heard oral argument or ruled on these motions.

    (b)  ASBESTOS.  Nothing to report.

    (c) OTHER. In the litigation instituted against the Company and three of its officers by American Imaging Services, Inc., previously discussed in the Company's Form 10-K report for the fiscal year ended November 30, 1993, two motions filed by the Company during the quarter were denied by the United States District Court for the Northern District of Texas following the close of the quarter. On June 6, 1994, the District Court denied the Company's motion to dismiss one of the officers for lack of personal jurisdiction. On June 30, 1994, the District Court denied the Company's motion to transfer the litigation to the United States District Court for the Southern District of Ohio. The Company and the individual defendants intend to defend these claims vigorously, and the eventual outcome of these claims cannot be reasonably predicted at this time.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The chapter 11 filings constituted a default under substantially all of the Company's and it affiliates' senior securities. The obligations under the Company's pre-petition credit facility and other obligations owing to the lenders who were party to the pre-petition credit facility have been addressed in the debtor in possession financing agreement approved by the Bankruptcy Court on May 24, 1991. At that time, certain of such obligations were repaid and the remaining of such obligations were deemed to be post-petition.

     With respect to certain other secured obligations, the Company (or its affiliates) have been making settlements or "adequate protection" payments approved by orders of the Bankruptcy Court.

ITEM 5.  OTHER INFORMATION

     On June 21, 1994, the New York Stock Exchange ("NYSE") notified the Company that the Securities and Exchange Commission had granted the NYSE's application to remove the Common Stock of Eagle-Picher Industries, Inc. from listing and registration on the NYSE effective at the opening of the trading session on June 9, 1994. The Company's Common Stock is, as of June 9, 1994, now registered under Section 12(g) of the Securities Exchange Act of 1934, rather than under Section 12(b) of that Act.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    EXHIBITS

      11 - Calculation of Average Number of Shares
           Utilized in Calculating Per-Share Earnings.

                                   SIGNATURES





                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       EAGLE-PICHER INDUSTRIES, INC.

                                       By:/S/ David N. Hall
                                          --------------------------------
                                          David N. Hall,
                                          Senior Vice President - Finance and
                                          Chief Financial Officer




                  DATE:  July 11, 1994
                  --------------------



                                 EXHIBIT INDEX
                                 -------------




Exhibit No.           Description                          Page
- - -----------           -----------                          ----
   11                 Calculation of Average Number         19
                      of Shares Utilized in Calculating
                      Per-Share Earnings