Form 10-Q
period 1994-08-31
EAGLE PICHER INDUSTRIES INC
filed 1994-10-14
CIK 30927

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1994           Commission file number 1-1499
                                                                      -------


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


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934 during
the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.         Yes X   No
                                                             ---    ---
11,040,932 shares of common capital stock, par value
$1.25 per share, were outstanding at October 10, 1994.


                          EAGLE-PICHER INDUSTRIES, INC.

       QUARTERLY REPORT - FORM 10-Q - FOR THE QUARTER ENDED AUGUST 31, 1994


                              TABLE OF CONTENTS




                                                                    Page
                                                                   Number
                                                                   ------
                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements....................................     3

     Consolidated Statement of Income............................     3
     Consolidated Balance Sheet..................................     4
     Consolidated Statement of Cash Flows........................     5
     Notes to Consolidated Financial Statements..................     7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................    12


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................    14

Item 3.  Defaults Upon Senior Securities.........................    14

Item 5.  Other Information.......................................    15

Item 6.  Exhibits and Reports on Form 8-K........................    15

Signature........................................................    16

Exhibit Index....................................................    17

Exhibits.........................................................    18

                                                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                                   EAGLE-PICHER INDUSTRIES, INC.
                                                 CONSOLIDATED STATEMENT OF INCOME
                                          (Dollars in thousands except per share amounts)



                                                  Three Months Ended    Nine Months Ended
                                                       August 31             August 31
                                                  ------------------    ------------------

                                                    1994      1993        1994      1993
                                                    ----      ----        ----      ----
    Net Sales                                     $186,191  $162,228    $560,939  $485,565
                                                   -------   -------     -------   -------

    Operating Costs and Expenses:
    Cost of products sold                          153,399   134,475     460,598   401,300
    Selling and administrative                      18,566    17,369      54,797    51,391
                                                   -------   -------     -------   -------
                                                   171,965   151,844     515,395   452,691
                                                   -------   -------     -------   -------

    Operating Income                                14,226    10,384      45,544    32,874

    Interest expense                                  (437)     (475)     (1,346)   (1,439)
    Other income (expense)                             282       (22)        520       716
                                                   -------  --------      ------   -------

    Income Before Reorganization
      Items, Taxes and Cumulative
      Effect of Accounting Change                   14,071     9,887      44,718    32,151

    Reorganization items                              (979)     (813)     (2,984)   (3,200)
                                                  --------   -------     -------   -------

    Income Before Taxes and Cumulative
      Effect of Accounting Change                   13,092     9,074      41,734    28,951

    Income Taxes                                     1,359     1,068       4,293     3,026
                                                   -------   -------     -------   -------

    Income Before Cumulative
      Effect of Accounting Change                   11,733     8,006      37,441    25,925

    Cumulative Effect of Change
      in Accounting for Postretirement
      Benefits                                        -         -           -      (12,598)
                                                   -------   -------     -------   -------

    Net Income                                    $ 11,733  $  8,006    $ 37,441  $ 13,327
                                                   =======   =======     =======   =======

    Income per share:
      Income Before Cumulative Effect of
        Accounting Change                            $1.06     $0.73       $3.39     $2.36

      Cumulative Effect of Change in
        Accounting for Postretirement
        Benefits                                       -         -           -       (1.14)
                                                     -----     -----       -----     -----

      Net Income                                     $1.06     $0.73       $3.39     $1.22
                                                     =====     =====       =====     =====


    See accompanying notes to the consolidated financial statements.

                             EAGLE-PICHER INDUSTRIES, INC.
                              CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)

ASSETS                                                    Aug. 31      Nov. 30
                                                           1994         1993
                                                         --------     --------
CURRENT ASSETS
  Cash and cash equivalents                              $ 94,837     $ 84,574
  Receivables, less allowances                            107,650       97,586
  Income tax refund receivable                              1,733        3,275
  Inventories:
     Raw materials and supplies                            39,822       35,168
     Work in process                                       15,635       20,193
     Finished goods                                        15,599       12,945
                                                         --------     --------
                                                           71,056       68,306
  Prepaid expenses                                         14,239        8,283
                                                         --------     --------
        Total current assets                              289,515      262,024
                                                         --------     --------

PROPERTY, PLANT AND EQUIPMENT                             399,080      375,732
  Less accumulated depreciation                           259,529      241,331
                                                         --------     --------
       Net property, plant and equipment                  139,551      134,401
                                                         --------     --------

DEFERRED INCOME TAXES                                      42,924       29,924

OTHER ASSETS                                               33,147       33,011
                                                         --------     --------

        Total Assets                                     $505,137     $459,360
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $ 33,904     $ 32,365
  Long-term debt - current portion                          1,787        2,737
  Income taxes                                              8,021        5,613
  Other current liabilities                                40,169       34,085
                                                         --------     --------
        Total current liabilities                          83,881       74,800
                                                         --------     --------

LIABILITIES SUBJECT TO COMPROMISE                       1,656,438    1,656,563

LONG-TERM DEBT - less current portion                      20,166       21,712

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                20,950       20,209

OTHER LONG TERM LIABILITIES                                 2,339        3,282
                                                         --------     --------
        Total Liabilities                               1,783,774    1,776,566
                                                        ---------    ---------

SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share authorized
     30,000,000 shares, issued 11,125,000 shares           13,906       13,906
  Additional paid-in capital                               36,378       36,378
  Foreign currency translation                              1,418          290
  Accumulated deficit                                  (1,328,426)  (1,365,867)
                                                        ---------    ---------
                                                       (1,276,724)  (1,315,293)

Less cost of 84,068 common treasury shares                 (1,913)      (1,913)
                                                         --------     --------

        Total Shareholders' Equity (Deficit)           (1,278,637)  (1,317,206)
                                                        ---------   ----------

        Total Liabilities and Shareholders'
          Equity (Deficit)                               $505,137     $459,360
                                                         ========     ========

See accompanying notes to the consolidated financial statements.

                                                   EAGLE-PICHER INDUSTRIES, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Dollars in thousands)

                                                                                  Nine Months Ended
                                                                                       August 31
                                                                                  ------------------
                                                                                 1994            1993
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $37,441         $ 13,327
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
         Depreciation and amortization                                          19,604           18,753
         Cumulative effect of accounting change                                  -               12,598
         Changes in assets and liabilities:
            Receivables                                                        (10,064)            (239)
            Inventories                                                         (2,750)          (9,769)
            Deferred taxes                                                     (13,000)          (8,394)
            Accounts payable                                                     1,539            2,471
            Accrued liabilities                                                  6,084           (1,838)
            Other                                                               (2,608)           2,401
                                                                               -------          -------

               Net cash provided by
               operating activities before
               reorganization activities                                        36,246           29,310

         Changes in liabilities from
         reorganization activities:
            Accounts payable                                                       (15)             220
            Accrued liabilities                                                    (82)            (225)
                                                                               -------          -------

               Net cash provided by
               operating activities                                             36,149           29,305


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of fixed assets                                          649              300
   Capital expenditures                                                        (24,365)         (19,887)
   Other                                                                           401           (1,533)
                                                                               -------          -------

               Net cash used in
               investing activities                                            (23,315)         (21,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                                    -                  146
   Reduction of long-term debt                                                  (2,571)          (2,795)
   Issuance of common shares                                                     -                  156
                                                                               -------          -------

               Net cash used in
               financing activities                                             (2,571)          (2,493)
                                                                               -------          -------



                                                                                                (continued)

                                                   EAGLE-PICHER INDUSTRIES, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Dollars in thousands)



                                                                                  Nine Months Ended
                                                                                      August 31
                                                                                 --------------------
                                                                                 1994            1993
                                                                                 ----            ----
Net increase in cash and cash equivalents                                        10,263           5,692

Cash and cash equivalents, beginning of period                                   84,574          78,116
                                                                               --------        --------

Cash and cash equivalents, end of period                                       $ 94,837        $ 83,808
                                                                               ========        ========


Supplemental cash flow information:
  Cash paid during the nine month period:
     Interest paid                                                             $  1,318        $  1,360
     Income taxes paid (net of refunds received)                               $ 13,243        $ 10,869

  Cash paid during the quarter:
     Interest paid                                                             $    438        $    476
     Income taxes paid (net of refunds received)                               $  4,324        $  5,699




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

     The Bankruptcy Court established a bar date of October 31, 1991 for all pre-petition claims against the Company other than those arising from the sale of asbestos-containing products. The bar date is the date by which claimants who disagree with the amounts recorded as owed to them by the Company must file a proof of claim against the Company. Substantially all of the general claims filed by vendors, note holders and other miscellaneous parties pursuant to this bar date have been reconciled by the Company. The reconciled claims have been allowed as pre- petition claims against the Company's estate. A small number of such claims remains to be resolved; however, the Company does not expect the effect of their resolution to be material. In addition, the Bankruptcy Court established a bar date of September 30, 1992 for all present asbestos-related claims. See Note C below for further information about asbestos-related claims.

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

     The agreement contemplates a settlement of the Company's liability for all present and future asbestos-related personal injury claims. These claims would be channeled to and resolved by a claims administration trust that would receive cash, debt securities and substantially all of the common stock of the reorganized Company under a plan of reorganization (the "Plan"). As a consequence of the proposed settlement, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the amount of the asbestos liability subject to compromise to $1.5 billion.

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

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                           August 31,       November 30,
                                             1994              1993
                                             ----              ----

Asbestos liability                       $1,500,001        $1,500,029
Long-term debt (unsecured portion)           62,004            62,004
Accounts payable                             43,120            43,135
Accrued and other liabilities                51,313            51,395
                                          ---------         ---------
                                         $1,656,438        $1,656,563
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

     The agreement on the principal elements of a joint plan of reorganization discussed above provides that the Company, the ICC and the RFC will negotiate with the Unsecured Creditors' Committee and the Equity Security Holders' Committee with the goal of developing a consensual plan of reorganization. To date, no substantial progress has been made in these negotiations. If such a consensual plan cannot be achieved, the agreement provides that a plan will be filed under which holders of pre-petition unsecured claims, other than asbestos, lead and silica-related claims, will receive 30% of their allowed claims in value, and no distribution will be made to the Company's existing common shareholders, whose shares will be canceled. The Plan will also provide that "convenience claims," general unsecured claims of $500 or less, will be paid in full. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre- petition unsecured creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution. Pursuant to the agreement, the treatment under the Plan of asbestos property damage, lead and silica claims is currently being negotiated.

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

     The net expense resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following (in thousands):

                                        Three Months            Nine Months
                                           Ended                   Ended
                                          August 31               August 31
                                      -----------------       -----------------
                                        1994     1993           1994     1993
                                        ----     ----           ----     ----
    Professional fees and other
      expenses directly related
      to bankruptcy                   $ 1,961  $ 1,428        $ 5,257  $ 4,980
    Interest income                      (982)    (615)        (2,273)  (1,780)
                                       ------   ------         ------   ------
                                      $   979  $   813        $ 2,984  $ 3,200
                                       ======   ======         ======   ======

     Interest income is attributable to the accumulation of cash and short-term investments subsequent to the petition date.


B.  INVESTMENTS
    -----------

     In 1990, the Company received shares of stock in a Canadian mining concern in settlement of certain indebtedness owed to the Company. The Company had previously deemed the investment to be permanently impaired and had recorded a loss on the investment in the amount of its full book value. The price of the stock, however, has significantly increased recently and at August 31, 1994, the shares held by the Company had a fair value of approximately $5.2 million. The Company has not yet adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Upon adoption, this investment would be recorded at its fair value in the Consolidated Balance Sheet and any unrealized gains or losses would be reported in a separate component of shareholders' equity until realized.


C.  LITIGATION
    ----------

     As discussed in Note L to the 1993 Consolidated Financial Statements, the accompanying Consolidated Financial Statements include an estimated liability related to claims associated with the Company's sale of asbestos-containing
insulation products.   Litigation with respect to asbestos-related claims was
stayed by reason of the chapter 11 filing.

     Many of the asbestos-related claims filed in the chapter 11 case do not provide sufficient information to enable the Company to determine definitively whether or not it has liability for the claim or to definitively value any such liability. Similarly, the Company is not able to project precisely the number and value of future claims. The Company, however, is certain that it has significant liability with respect to the 160,000 proofs of claim which were filed against the Company pursuant to the September 30, 1992 bar date and which assert claims for asbestos-related personal injury. The Company also is certain that there is significant liability with respect to future asbestos-related personal injury claims. After considering the significant costs that likely would be incurred in litigating the extent and nature of its asbestos-related personal injury liability, the uncertainty as to the outcome of such an exercise, the need to conserve the estate's assets for every creditor, and the benefits that would accrue to the Company's operations, customers, vendors, employees and host communities from the Company's emergence from chapter 11, the Board of Directors and management concluded that the settlement contemplated by the agreement on the principal elements of the Plan discussed in Note A and below in this footnote is in the best interests of the Company.

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

     The agreement on the principal elements of the Plan provides that the treatment under a plan of reorganization of the asbestos property damage claims asserted against the Company will be the subject of further negotiation.

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

     The eventual outcome of the environmental and other litigation claims described herein cannot be reasonably predicted at this time. However, negotiations concerning environmental claims and attempts to negotiate settlements of other litigation claims progressed to a point that enabled the Company to record a provision of $41.4 million for these claims in the fourth quarter of 1993 as discussed in Note A above. In addition, the Company may have insurance coverage for certain of these claims and may have various factual and legal defenses available to it.

D.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
    -------------------------------------------

     During the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," retroactively to December 1, 1992. Besides the cumulative after tax charge of $12.6 million, this accounting change reduced previously reported income in the third quarter of 1993 by $250,000 or 2 cents per share. Previously reported income for the first nine months of 1993 was reduced by $758,000 or 6 cents per share.


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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and nine month periods ended August 31, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Sales for the third quarter ended August 31, 1994 were $186.2 million compared with $162.2 million for the third quarter of 1993. Operating income for the quarter increased to $14.2 million from $10.4 million for the same period last year. Net income for the third quarter was $11.7 million or $1.06 per share, compared with $8.0 million or $0.73 per share for the same period in 1993.

    Results of several of the operations in the Automotive Group, particularly early in the quarter, were adversely affected by customers' plant shutdowns and vacations, which were much more industry-wide than in past years. Production for the month of August, however, reached the high levels of the second quarter of 1994. European operations continued to enjoy excellent results primarily due to increased market share and, to a lesser extent, a modest recovery underway in the European automotive industry. The Wolverine Gasket Division experienced another excellent quarter because its specialized products enjoy a position of market leadership, are marketed worldwide, and are not dependent on a single market. Forecasts by the auto industry call for a very high level of production for the fourth quarter of 1994. Delay in recovering increases in raw material costs, however, could have an adverse impact on profit margins for the Automotive Group in the fourth quarter of 1994.

    Sales and operating income for the Machinery Group for the third quarter of 1994 were well ahead of the results for the same period last year. Increased shipments of earth moving machinery and materials handling equipment by the Construction Equipment Division were positive factors even though the Division is currently operating well below acceptable profit levels. Shipments of can washing machinery were also at a high level. Results of the Electronics Division, a manufacturer of special purpose batteries for aerospace and defense applications, were ahead of those of the third quarter last year.

    In the Industrial Group, the Specialty Materials Division again had a very good quarter as sales of boron isotope products for the nuclear power industry and of bulk pharmaceuticals, primarily for medical research, were ahead of such sales for the third quarter of 1993. Results for the Minerals Division were virtually equal to those of last year's third quarter, as pricing pressures continued to be a factor. Costs associated with an aggressive marketing initiative in the European market also negatively affected the Minerals Division's performance.

    Interest expense has not changed appreciably in 1994 compared to 1993. Contractual interest on debt outstanding was $2.2 million and $2.3 million in the third quarters of 1994 and 1993, respectively, and $6.7 million and $6.9 million for the nine-month periods ended August 31, 1994 and 1993, respectively.

    Net reorganization expenses were $1.0 million in the third quarter of 1994 compared to $0.8 million in the same period of 1993. It is anticipated that the level of costs associated with the administration of the chapter 11 cases for the remainder of 1994 will increase slightly from that of 1993 as efforts to achieve a consensual plan of reorganization continue.

    Capital expenditures totaled $8.1 million in the third quarter of 1994 and $24.4 million for the nine months ended August 31, 1994 compared to $6.9 million and $19.9 million in the respective periods of 1993.

    The Company's goal in the reorganization case continues to be to achieve a consensual plan of reorganization. To date, no such consensual plan has been achieved and there can be no guarantee that such a consensual plan will be achieved. Although the Company is in the process of preparing a plan of reorganization, the timing of its filing, confirmation and consummation cannot be predicted at this time. As previously stated, it is anticipated that under any plan of reorganization, pre-petition unsecured creditors will not receive satisfaction in full of their allowed claims. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition unsecured creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution.

                             PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

    (a) CHAPTER 11 PROCEEDINGS. By order entered July 27, 1994, the Bankruptcy Court denied the motions filed by the Unsecured Creditors' Committee and the Equity Security Holders' Committee related to the Company's exclusive period for filing a plan of reorganization, previously discussed in the Company's Form 10-Q report for the quarter ended May 31, 1994. Specifically, the Bankruptcy Court denied the Motion of the Unsecured Creditor's Committee requesting termination of the Company's exclusive period for filing a plan of reorganization, or, in the alternative, modification of the exclusive period to permit the filing of a reorganization plan by the Unsecured Creditors' Committee, either alone or jointly with the Equity Security Holders' Committee. The Bankruptcy Court also denied the Motion of the Equity Security Holders' Committee requesting that the Bankruptcy Court declare that the mediation, previously ordered by the Bankruptcy Court, had reached an impasse. The Bankruptcy Court appointed a mediator in June, 1992 to assist the constituencies in their efforts to negotiate a consensual plan of reorganization. The period during which the Company has the exclusive right to file a plan of reorganization remains extended pursuant to the Bankruptcy Court Order entered August 29, 1992 until sixty (60) days after the mediator notifies the Bankruptcy Court that the mediation has reached an impasse.

    (b) OTHER. On July 12, 1994, American Imaging Services, Inc. and its president and minority shareholder (collectively, "AISI") filed a motion for partial summary judgment in their action pending in the United States District Court for Northern District of Texas. The action is against the Company and three officers of the Company, and is discussed in the Company's Form 10-K report for the fiscal year ended November 30, 1993 and Form 10-Q report for the quarter ended May 31, 1994. In the motion, AISI requests that the Court rule favorably on certain of its claims against the Company and the officers without a trial. The Company and the officers have filed a response opposing the relief requested in AISI's motion. Additionally, following the close of the quarter, on September 7, 1994, the Company and the officers filed with the Court two motions for partial summary judgment which, if granted by the Court, would result in a dismissal of all of the claims asserted by AISI without a trial. The Court has not yet heard oral argument or ruled on any of these motions.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The chapter 11 filings constituted a default under substantially all of the Company's and it affiliates' senior securities. The obligations under the Company's pre-petition credit facility and other obligations owing to the lenders who were party to the pre-petition credit facility were addressed in the debtor in possession financing agreement approved by the Bankruptcy Court on May 24, 1991. At that time, certain of such obligations were repaid and the remaining of such obligations were deemed to be post-petition.

     With respect to certain other secured obligations, the Company (or its affiliates) have been making settlements or "adequate protection" payments approved by orders of the Bankruptcy Court.

ITEM 5.  OTHER INFORMATION

    As previously reported, on June 21, 1994, the New York Stock Exchange ("NYSE") notified the Company that the Securities and Exchange Commission had granted the NYSE's application to remove the Common Stock of Eagle-Picher Industries, Inc. from listing and registration on the NYSE effective at the opening of the trading session on June 9, 1994. The Company's Common Stock is, as of June 9, 1994, now registered under Section 12(g) of the Securities Exchange Act of 1934, rather than under Section 12(b) of that Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          --------
            11 - Calculation of Average Number of Shares
                 Utilized in Calculating Per-Share Earnings.

            27 - Financial Data Schedule (submitted electronically
                 to the Securities and Exchange Commission for its information).

     (b)  Reports on Form 8-K.  None filed during this quarter.
          -------------------

                                   SIGNATURES
                                   ----------




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       EAGLE-PICHER INDUSTRIES, INC.





                                       /s/ David N. Hall
                                       -------------------------------
                                       David N. Hall,
                                       Senior Vice President - Finance and
                                       Chief Financial Officer




                  DATE  October 14, 1994
                      ------------------

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.           Description                          Page
- - -----------           -----------                          ----


   11                 Calculation of Average Number         18
                      of Shares Utilized in Calculating
                      Per-Share Earnings

   27                 Financial Data Schedule (submitted
                      electronically to the Securities and
                      Exchange Commission for its information)