Form 10-K405
period 1994-11-30
EAGLE PICHER INDUSTRIES INC
filed 1995-02-28
CIK 30927

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS

                             Common Capital Stock,
                           Par Value $1.25 per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 24, 1995 was $6,152,299 based upon the average of the bid and asked prices as of such date. On February 24, 1995, 11,040,932 shares of the registrant's Common Stock were outstanding. The registrant had and has no other classes of stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Excerpts from registrant's Annual Report for the fiscal year ended November 30, 1994 -- Incorporated in Part I and Part II.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      NOTE

     This copy of Eagle-Picher's Form 10-K for 1994 includes only Exhibits 4(b)(ii), 10(d), 11, 13, 21, 23, 24(a), 24(b), 27 and 99.

     In accordance with SEC requirements, copies of the following exhibits will be furnished upon payment of a fee of ten cents per page. Please remit the proper amount with your request to:

                               James A. Ralston, Vice President,
                                 General Counsel and Secretary
                               Eagle-Picher Industries, Inc.
                               P. O. Box 779
                               Cincinnati, Ohio 45201.

     Exhibits not included in this Form 10-K for 1994 have the following number of pages (see list of Exhibits in Part IV, Item 14(a)(3)):

3.   (i)   -- 10    4.   (a)      --  99    10.  (a)  --  7
     (ii)  -- 12         (b)(i)   -- 120         (b)  --  6
                                                 (c)  -- 14


                               TABLE OF CONTENTS

ITEM                                                                                       PAGE
- ----                                                                                       ----
                                                                                         PART I
  1.  Business...........................................................................     3
  2.  Properties.........................................................................     5
  3.  Legal Proceedings..................................................................     6
  4.  Submission of Matters to a Vote of Security Holders................................    13

                                                                                        PART II
  5.  Market for the Registrant's Common Equity and Related Stockholder Matters..........    14
  6.  Selected Financial Data............................................................    15
  7.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations.........................................................................    15
  8.  Financial Statements and Supplementary Data........................................    15
  9.  Changes In and Disagreements with Accountants on Accounting and Financial
      Disclosure.........................................................................    15
                                                                                       PART III
 10.  Directors and Executive Officers of the Registrant.................................    16
 11.  Executive Compensation.............................................................    20
 12.  Security Ownership of Certain Beneficial Owners and Management.....................    23
 13.  Certain Relationships and Related Transactions.....................................    23

                                                                                        PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................    24
Signatures...............................................................................    25
Exhibit Index............................................................................    26

                                     PART I

ITEM 1.  BUSINESS.

  General Development of Business.

     Eagle-Picher Industries, Inc. (the "Company") was incorporated in 1867 under the laws of the State of Ohio as an outgrowth of a business enterprise founded in Cincinnati in 1843. It conducts its business through unincorporated operating divisions and separately incorporated subsidiaries, both of which are referred to herein as divisions.

     On January 7, 1991 the Company and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code ("chapter 11"). The chapter 11 filings were the consequence of a cash shortfall resulting from the Company's inability to satisfy certain immediate asbestos litigation liabilities. See Item 3.(a) below.

  Financial Information About Industry Segments.

     The Company's major industry segments are:

        1. Industrial;

        2. Machinery; and

        3. Automotive.

Industry Segment Data is incorporated herein by reference to Exhibit 13, the Company's Annual Report for the fiscal year ended November 30, 1994, pages 29-30.

  Narrative Description of Business.

     The Industrial Group, which is composed of three divisions and operations in three other divisions, produces a variety of products for industrial markets, principally manufacturers of consumer products. The Minerals Division mines and refines diatomaceous earth products used for high purity filtration primarily by the food and beverage industry and also for general industrial applications. The Fabricon Products Division produces printed packaging materials for the dairy and confectionery industries. The Specialty Materials Division refines rare metals, such as high purity germanium and gallium compounds, and is a major source of boron isotopes for nuclear applications. This Division also produces a wide range of super-clean containers, which meet strict EPA protocols, for environmental sampling. Other products manufactured in the Industrial Group include custom designed cast and injection molded rubber and plastic parts, and industrial chemicals.

     The methods of distribution and competitive positions of the divisions of the Industrial Group vary widely. For example, the Minerals Division is second to the Alleghany Corporation in the sale of certain filter aid products which are sold both directly and through distributors to many large and small customers. By contrast, the Fabricon Products Division conducts its sales through sales personnel and competes against many other firms in a highly price-sensitive market. Other products are sold under competitive conditions which vary widely from plant to plant.

     The Machinery Group consists of five divisions, which are involved in manufacturing products for various industrial markets. The Construction Equipment Division produces earthmoving equipment for Caterpillar Inc. and began manufacturing a line of heavy-duty industrial forklift trucks in 1993. The Electronics Division is a leading supplier of sophisticated special purpose batteries for aerospace and defense applications. The Cincinnati Industrial Machinery Division produces specialized high-volume metal cleaning and finishing systems. The Ross Aluminum Foundries Division manufactures complex aluminum castings in sand and plaster. Transicoil Inc. manufactures sophisticated electronic components for aerospace, shipboard, ground-based, and industrial applications.

     The principal products manufactured by the Machinery Group are distributed through various methods and in a variety of competitive environments. The Electronics Division bids competitively for numerous fixed price government contracts for special purpose batteries. The Division is a recognized leader in this business and has a few competitors for some highly technological products, but many large and small competitors for other products. The Construction Equipment Division is the sole supplier of four lines of earthmoving equipment to its longstanding largest customer, Caterpillar Inc. The forklifts are distributed through a dealer network.

     The Automotive Group consists of eight divisions, which are involved largely in the production and sale of mechanical, structural and trim parts for passenger cars, trucks, vans, and recreational and sport utility vehicles. The Hillsdale Tool Division specializes in the manufacture of precision-machined aluminum and steel parts. Typical machined products include torsional vibration dampers and a variety of castings and forgings. The Division also produces the entire front pump assembly for Ford Motor Co.'s electronic four-speed overdrive transmission primarily used on one-half and three-quarter ton pick-up trucks, vans and sport utility vehicles. The Plastics Division is a major supplier of fiberglass reinforced molded plastic parts to automotive and other customers. The Division also produces the fiberglass reinforced plastic roof panels for General Motors Corporation's all-plastic body, all-purpose vehicle. The Wolverine Gasket Division coats steel and aluminum with elastomeric compounds and produces materials which are particularly suitable for high compression applications. The International Operations Division includes Eagle-Picher Industries Europe GmbH, with responsibility over three plants in Europe which manufacture sealing and insulating products, elastomeric extrusions, and injection molded parts for the European automotive market. The Division also includes a sales and engineering office in Japan that serves the Asian market. The Trim Division manufactures automotive interior trim including headliners, rear package trays, spare tire covers and door panels. The Michigan Automotive Research Corporation Division offers vehicle and vehicle system manufacturers a comprehensive range of testing programs for engines, power trains and power train components. The Rubber Molding Division manufactures engineered rubber and rubber-to-metal products and small precision-molded parts. The Orthane Division produces injection-molded plastic parts for automotive and industrial applications.

     The Automotive Group distributes its products primarily to the "Big Three" automotive manufacturers or to other suppliers to those manufacturers directly through internal sales personnel. With respect to the hundreds of products manufactured by the Automotive Group, competition varies widely as to the number and type of competitors, the methods of competition and the Group's competitive positions. Divisions producing precision-machined parts, such as Hillsdale Tool Division, tend to have a few strong competitors (including among others the automotive manufacturers themselves) and compete on the basis of quality and price. Divisions such as Trim and Wolverine Gasket tend to have many competitors of varying sizes and compete primarily on the basis of price. Generally, competitive conditions for this Group are characterized by a decreasing number of competitors, an increasing amount of foreign competition (particularly from the Far East), and an increased emphasis on quality.

     No product accounted for more than 7%, and no customer accounted for more than 10%, of total sales of the Company for fiscal 1992 through fiscal 1994 except Ford Motor Co., for which sales were $165.3 million in 1994, $148.0 million in 1993, and $132.7 million in 1992, and General Motors Corporation, for which sales were $81.4 million in 1994, $73.1 million in 1993, and $64.5 million in 1992. In addition the Company is not dependent upon any individual raw material source for a substantial part of its business and believes that its sources of raw materials are adequate.

     In the Machinery Group, order backlog was approximately $190.1 million as of November 30, 1994, $148.1 million as of November 30, 1993 and $118.1 million as of November 30, 1992. The increase from prior years is due primarily to improved demand for capital equipment and heavy-duty forklift trucks. A substantial portion of the order backlog outstanding at November 30, 1994 is expected to be filled within the current fiscal year. In no other segment is order backlog of significance.

     In fiscal 1994, the Company spent approximately $21.1 million for research and development and related activities, primarily for the development of new products or the improvement of existing products. Comparable costs were $17.1 million and $13.5 million for 1993 and 1992, respectively.

     The Company owns or is licensed under patents relating to methods and products in several areas of its business. Although these have been of value and are expected to be of value in the future, the loss of any individual patent or group of patents would not materially affect the conduct of the Company's business.

     In the fiscal years 1994, 1993, and 1992, for current operations the Company spent approximately $9.6 million, $8.6 million and $9.6 million, respectively, to comply with federal, state and local regulatory provisions relating to the protection of the environment. This level of expenditures has had no material effect on the earnings or competitive position of the Company or its operations during the period described. The Company expects these expenditures to be approximately $9.2 million in fiscal 1995. See Item 3.(d) for information with respect to various other environmental proceedings.

     As of November 30, 1994, the Company employed approximately 7,100 persons in its operations, of whom approximately 1,800 were salaried employees and approximately 5,300 were hourly employees. Approximately 18% of the Company's hourly employees are represented by eight labor organizations under 12 separate contracts. The Company believes that its relations with its employees generally are good.

     Export sales totaled approximately $76.9 million, $73.2 million, and $64.7 million in fiscal 1994, 1993, and 1992, respectively. The revenues generated by foreign operations do not exceed 10% of consolidated revenues, nor do their identifiable assets exceed 10% of consolidated total assets.

     The Company and its lenders executed a First Amendment to Credit Agreement in August, 1994, with the approval of the Bankruptcy Court, extending the Company's debtor-in-possession financing to the earlier of December 31, 1996 or the effective date of a confirmed plan of reorganization.

ITEM 2.  PROPERTIES.

     Eagle-Picher Industries, Inc. manufactures at 55 locations a wide variety of products primarily for other manufacturers. Types of manufacturing include, among others, chemical processing, mining, metal fabricating, aluminum casting, precision machining, electronic and electrical assembling, and rubber and plastic molding and extruding.

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

     The Company considers the following plants to be its most important physical properties:

                                                        LOCATION        GENERAL CHARACTER
                                                      ------------    ---------------------
    INDUSTRIAL GROUP
    Minerals Division...............................  Colado, NV      Processing facility
    MACHINERY GROUP
    Electronics Division............................  Joplin, MO      Manufacturing plants
                                                                      (six locations)
    Construction Equipment Division.................  Lubbock, TX     Fabrication and
                                                                      assembly facility
    AUTOMOTIVE GROUP
                                                      Hillsdale,
    Hillsdale Tool Division.........................  MI              Manufacturing plants
                                                                      (three locations)
    Plastics Division...............................  Grabill, IN     Manufacturing plant.

     All of such properties are held in fee and none of them is subject to any major encumbrances.

ITEM 3.  LEGAL PROCEEDINGS.

  (a) Chapter 11 Proceedings.

     On January 7, 1991 (the "petition date"), the Company and seven of its domestic subsidiaries each filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio (the "Bankruptcy Court"). The subsidiaries that filed chapter 11 petitions are Daisy Parts, Inc., Transicoil Inc., Michigan Automotive Research Corporation (MARCO), EDI, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Europe, Inc., and Hillsdale Tool & Manufacturing Co. On November 30, 1991, substantially all of the assets of EDI, Inc., were sold pursuant to authority granted by the Bankruptcy Court. All of the chapter 11 cases have been consolidated for procedural purposes only under the caption: "In re Eagle-Picher Industries, Inc., et al.," Consolidated Case No. 1-91-00100, before the Honorable Burton J. Perlman, United States Bankruptcy Judge. The Company and its petitioning subsidiaries are operating their businesses and managing their properties as debtors in possession, in accordance with the provisions of the Bankruptcy Code.

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

     An unsecured creditors' committee ("UCC"), an injury claimants' committee ("ICC"), an equity security holders' committee ("EC") and a legal representative for future claimants ("RFC"), have been appointed in the chapter 11 cases. An unofficial asbestos co-defendants' committee also has been participating in the chapter 11 cases. In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard with respect to transactions outside the ordinary course of business. The official committees and the RFC also are the primary entities with which the Company has been negotiating the terms of a plan of reorganization.

     At the Company's request, the Bankruptcy Court established a bar date of October 31, 1991 for all pre-petition claims against the Company other than those arising from the sale of asbestos-containing products and other than those arising from any future rejection of executory contracts or unexpired leases in the chapter 11 cases. The bar date is the date by which claimants who disagree with the amounts recorded by the Company as owing to such claimants must file a proof of claim against the Company in the Bankruptcy Court. The Company notified all known or potential claimants subject to the October 31, 1991 bar date of their possible need to file a proof of claim with the Bankruptcy Court. Of the 5,600 claims filed pursuant to this bar date, 2,675 were general (e.g. vendor, note holder and other miscellaneous claims), 1,325 were other litigation and environmental claims, and 1,600 were asbestos-related claims.

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

     The Bankruptcy Court has approved four extensions of the period during which the Company has the exclusive right to file a reorganization plan. The most recent extension expires sixty days after the Bankruptcy Court is notified by the mediator that mediation has reached an impasse. To date, no such notification has been given by the mediator and the mediation process is continuing. On January 18, 1995, however, the Bankruptcy Court indicated that it was likely to terminate the exclusive period if a plan and disclosure statement were not filed on or before March 1, 1995.

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

     As a consequence of this agreement, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise to $1.5 billion. The Company also recorded a provision of $41.4 million in 1993 for environmental and other litigation claims.

     Throughout 1994, the Company, the ICC and the RFC continued to refine the details of a joint plan of reorganization ("the Plan"). On January 18, 1995, the Company advised the Bankruptcy Court that it intended to file a plan of reorganization by the end of February 1995. It is currently contemplated that such plan of reorganization will be a joint plan among the Company, the ICC and the RFC. Implementation of the Plan treatment of claims and interests as provided therein is subject to confirmation of the Plan in accordance with the provisions of the Bankruptcy Code. Parties in interest in the chapter 11 cases may object to confirmation of the proposed Plan.

     The proposed Plan to be filed is premised on a settlement of the Company's liability for all present and future asbestos-related personal injury claims and certain other tort claims. These claims will be channeled to and resolved by an independently administered claims trust (the "Trust"). It is also currently contemplated that the Plan will provide for the distribution of cash, notes, debentures, and common stock of the reorganized Company to the Trust and to holders of allowed unsecured claims on a pro-rata basis proportionate to their share of the aggregate amount of allowed pre-petition unsecured claims.

     Pursuant to the proposed Plan, asbestos-related personal injury claims will be channeled to the Trust and the Bankruptcy Court will issue an injunction with respect to such claims. The injunction will forever stay, restrain and enjoin actions against the Company for the purpose of, directly or indirectly, collecting, recovering, or receiving payment of, on, or with respect to any personal injury claims resulting from exposure to asbestos-containing products allegedly manufactured or sold by the Company. In 1994, the Bankruptcy Code was amended to add, among others, new subsections 524(g) and (h), which authorize the issuance of a permanent injunction to supplement the existing injunctive relief afforded by section 524 of the Bankruptcy Code in asbestos-related reorganizations under chapter 11. The section provides that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust. It is the Company's current intention that the issuance of such a channeling injunction will be a condition precedent to confirmation of the proposed Plan.

     It is intended that the proposed Plan will also provide that priority claims and convenience claims (general unsecured claims of $500 or less) will be paid in full, in cash. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution. The proposed Plan does not provide that all classes of pre-petition creditors receive satisfaction in full of their allowed claims. Consequently, the proposed Plan will not provide for any distribution to shareholders and their equity interests will be canceled.

     Each class of creditors and equity security holders that is impaired under a plan of reorganization is entitled to vote to accept or reject the plan. The Bankruptcy Code defines acceptance of a plan by a class of creditors as acceptance by holders of two-thirds in dollar amount and more than one-half in number of claims of that class that have timely voted to accept or reject the plan. The Bankruptcy Code defines acceptance of a plan by a class of equity security holders as acceptance by holders of equity interests that hold at least two-thirds in amount of the allowed equity interests in such class who have timely voted to accept or reject the plan. The Bankruptcy Code further provides that any class that does not receive a distribution under a plan is deemed to have rejected the plan. Accordingly, because it is contemplated that the proposed Plan will not provide for any distribution to the Company's existing shareholders, that class will not vote on the proposed Plan and will be deemed to reject the Plan. The Bankruptcy Court will confirm a plan only if all of the requirements of section 1129 of the Bankruptcy Code are met. Among the requirements for confirmation of a plan are that the plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the plan "does not discriminate unfairly" and is "fair and equitable" as to such class, (ii) feasible, and (iii) in the "best interest" of creditors and stockholders impaired under the plan.

     Additional information concerning the Plan and the chapter 11 cases can be found in Note B to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1994, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

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

     In summary, many of the asbestos-related personal injury claims filed in the chapter 11 cases do not provide sufficient information to enable the Company to determine whether or not it has liability for the claim or to definitively value any such liability. Similarly, the Company is not able to precisely project the number and value of future claims. The Company, however, is certain that it has significant liability with respect to the 160,000 proofs of claim which were filed against the Company pursuant to the September 30, 1992 bar date and which allege asbestos-related personal injury. The Company also is certain that there is significant liability with respect to future asbestos-related personal injury claims. In fact, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise on its books to $1.5 billion, as a consequence of the proposed settlement discussed above.

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

     The class actions that were certified pre-petition are a national school class action consisting of all public and private elementary and secondary school systems in the United States that have not excluded themselves from the suit; and a Michigan school class action consisting of all public and private elementary and secondary school systems in Michigan that have excluded themselves from the national school class action and included themselves in the state class action. In four lawsuits, class certification petitions were pending pre-petition. One of these suits has since been dismissed, one suit has been suspended, and the remaining two suits, one involving a class of colleges and universities and the other a class of buildings leased to the government, have been certified as class actions. Many of the claimants which voluntarily dismissed their individual claims as set forth above did so to pursue them in one of the certified class actions.

     Approximately 1,000 proofs of claim alleging such asbestos property damage claims were filed in the chapter 11 cases pursuant to the bar date. These claims include most of the lawsuits described above that were pending as of the petition date. It is currently contemplated that the asbestos-related property damage claims will be resolved in the Bankruptcy Court pursuant to claims resolution procedures that will be set forth in the proposed Plan. The eventual outcome of the asbestos-related property damage claims cannot be reasonably predicted due to numerous uncertainties that are inherent in the reorganization process. However, the Company expects that all such claims will be resolved without material adverse effect on the Company, its operations, or its financial condition. In addition, the Company may have insurance coverage for certain of these claims and factual and legal defenses available to it.

     Additional information concerning the asbestos litigation can be found in Note K to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1994, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (c) Other.

     In June 1989 the City of New York filed suit against the Company and others in New York state court seeking indemnity for costs New York had incurred and would incur because residents of housing owned by the city were allegedly injured by ingesting paint in that housing. Counts in this suit alleging negligence and strict product liability have been dismissed. Certain other counts are still pending. The City of New York did not file a proof of claim in the Company's chapter 11 case with respect to the claims asserted in such lawsuit by the 1991 bar date. In November 1993, however, it filed three proofs of claim with respect to the litigation each seeking $50 million in damages. The Company's objection to these claims, seeking to have them disallowed on the basis that they were filed after the bar date, was sustained in November 1994, and the claims were disallowed. As a result, and given the voluntary withdrawal of three other lead-related property damage claims, the Company has disposed of all lead-related property damage claims that were asserted in its chapter 11 case.

     In addition to the foregoing, late in 1987, litigation was initiated against the Company and numerous other defendants, which alleged claims for personal injuries resulting from ingestion of lead-containing paint. Such suits have been stayed as to the Company as a consequence of the filing of the chapter 11 cases.

     One hundred twenty eight (128) non-duplicative proofs of claim were timely filed in the Bankruptcy Court asserting liability for personal injuries from lead chemicals allegedly manufactured and sold by the Company. Four of such claims have been voluntarily withdrawn at the Company's request. One of such claims was dismissed by the Bankruptcy Court. The one hundred twenty three (123) that remain assert liability based on personal injury. The Company has pending objections to seven of such claims. Pursuant to the objections, the Company has sought an order of the Bankruptcy Court disallowing such claims because the claimants' lawsuits asserting similar claims against other defendants which were not in bankruptcy have been dismissed. Prior to the filing of its chapter 11 case, the Company also had been a defendant in these lawsuits. The claimants have opposed the relief sought by the Company and the Bankruptcy Court has not yet ruled on these objections.

     The Company believes that these seven objections it has filed are meritorious. It also believes that it has valid grounds to object to the allowance of all of the remaining lead-related personal injury claims. However, in December 1994, the Eighth District Court of Appeals, Cleveland, Ohio, ruled that the plaintiff in a lawsuit filed in state court in Cuyahoga County, Ohio, may pursue certain claims against defendants, such as the Company, that manufactured lead pigment. The trial court had dismissed the plaintiffs' enterprise liability, market share and alternative liability theories pursuant to a defense motion to dismiss. The Ohio Appeals Court upheld the dismissal of the enterprise liability count, but reversed the dismissal as to the market share and alternative liability counts. This decision may be appealed to the Supreme Court of Ohio. It is not possible to predict if the trial court's dismissal or the appellate court's reinstatement will be sustained if the Supreme Court accepts review of the case.

     It is currently contemplated that all lead-related personal injury claims that were filed that are not disposed of pursuant to an objection filed by the Company, and all such claims which may be filed in the future, will be channeled to and resolved by the Trust that will be established under the Plan for the benefit of holders of asbestos-related personal injury claims discussed in subsection (a), above.

     Claims related to the Lone Star Steel Toxic Tort Litigation, reported in the Company's Form 10-K for the fiscal year ended November 30, 1993 and in earlier such reports, are now included in the information on asbestos-related litigation discussed in subsection (b), above, as the plaintiffs in this action filed proofs of claim in the Company's chapter 11 case alleging asbestos-related personal injuries. Chi-Vit Corporation, which acquired the assets of the Company's former Chi-Vit Corporation Division in 1988, was also named as a defendant in the Lone Star Steel Litigation. Chi-Vit Corporation filed a proof of claim in the Company's chapter 11 case including a claim seeking indemnity from the Company for any damages it incurs in this litigation. Chi-Vit Corporation has settled this litigation with the Lone Star Steel plaintiffs, and the Company believes that any indemnity claim Chi-Vit Corporation may have against the Company will not be material.

     The lawsuit filed on August 27, 1990 in the United States District Court for the Northern District of Texas against the Company and two of its officers, the amended complaint in such suit filed on February 7, 1992 naming another officer of the Company as an additional defendant, and the two proofs of claim filed in the Company's chapter 11 case in the amount of $500 million each, were resolved in December 1994 through settlement. The settlement of the litigation and claims filed by American Imaging Services, Inc., an approximately 60%-owned subsidiary, and its president and minority shareholder, which settlement was not material to the Company or its operations, was approved by the Bankruptcy Court in January 1995. This litigation was previously discussed in the Company's Form 10-K for the fiscal year ended November 30, 1993, and in earlier such reports.

     On June 18, 1993, the Company, together with its wholly-owned subsidiary, Transicoil Inc., commenced an adversary proceeding in the Bankruptcy Court against Blue Dove Development Associates ("Blue Dove"), the landlord for Transicoil's domestic manufacturing facility in Valley Forge, Pennsylvania, and against K-Jem, Inc., Blue Dove's general partner. The suit seeks to recover excess rent that the Company and Transicoil believe has been paid to the landlord. The landlord filed a counterclaim in the adversary proceeding seeking a determination that Transicoil has breached the lease and, therefore, the entire rent through June 30, 2005 should be accelerated and due. The landlord made similar claims in a suit filed against Transicoil in October 1993 in the United States District Court for the Eastern District of Pennsylvania (the "Pennsylvania Action"). Prosecution of the Pennsylvania Action which seeks approximately $10.3 million in damages has been enjoined by the Bankruptcy Court. The Company and Transicoil have filed two Motions for Summary Judgment in the adversary proceeding in the Bankruptcy Court. One seeks to have the Bankruptcy Court award the Company the relief it sought in the adversary proceeding without the need for a trial. The other seeks total dismissal of the counterclaim also without a trial. The Motions are fully briefed, and a request for oral argument is pending. The Company cannot predict when the Bankruptcy Court will rule on these Motions. The Company believes that the counterclaim asserted by the landlord and the claims asserted in the Pennsylvania Action are without merit and that the resolution of the dispute with respect to the lease will not have a materially adverse impact on the Company's or Transicoil Inc.'s financial condition.

     In September 1993, Moltan Company, a competitor in the diatomaceous earth oil and grease absorbent market of the Company's subsidiary, Eagle-Picher Minerals, Inc., sued the Company and such subsidiary in the United States District Court for the Western District of Tennessee, Western Division, seeking trebled damages of $3 million. Moltan alleged that the defendants wrongfully contacted federal and state regulators, as well as customers and prospective customers, concerning Moltan's lack of product warnings. The Company and its subsidiary countersued, seeking damages and an injunction requiring Moltan to cease its misleading and deceptive practices and to place appropriate and accurate information required by OSHA and other authorities on its products. On February 9, 1994, the court granted the Company's request for a preliminary injunction against Moltan, concluding as a matter of law that some of Moltan's product labels and other information were "blatantly false." The court enjoined Moltan from selling its products with labels containing false and misleading information in violation of OSHA and other regulations. Further, in August 1994, Moltan's complaint was dismissed in its entirety. Later, in September 1994, the court issued an order making the injunction permanent and granting the Company a judgment as a matter of law as to Moltan's liability under the Lanham Act. Accordingly, the Company must now prove its damages in order to receive a monetary judgment against Moltan. Moltan has appealed certain of these orders and the Company intends to oppose the appeals. In addition, the Company intends to continue to press its claims against Moltan for monetary damages.

     Additional information concerning such litigation claims can be found in Note L to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1994, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (d) Environmental.

     On January 30, 1989, the Company was served with a suit in the United States District Court for the District of Colorado under the federal Clean Water Act alleging that the Company's operations in Colorado Springs, Colorado had not timely filed certain reports and that the plant's wastewater discharge did not comply with the battery manufacturing pretreatment standards. The Company and the United States Environmental Protection Agency ("EPA") agreed to settle the suit in December 1990. Under the terms of the settlement, the Company agreed to pay a penalty of $112,500 and the EPA agreed to issue a permit for the Company's wastewater discharge. After the filing of the Company's chapter 11 petition, the EPA repudiated the settlement because it had not been reduced to writing before the filing. Subsequently, the EPA agreed to accept an allowed, unsecured claim in the Company's chapter 11 case in the amount of $150,000 in settlement of the litigation. The Company believes that it is in compliance with the permit and that no harm has occurred to human health or the environment.

     In December 1989, the Company's operations in Colorado Springs, Colorado were also the subject of an investigation by state and federal environmental regulators. In December 1993, the Company was advised by the United States Attorney's Office in Denver, Colorado that the investigation concerned the alleged unlawful treatment, storage or disposal of hazardous wastes and alleged false statements relating to such alleged activities by plant personnel.

     As a result of this investigation, the United States Attorney advised the Company that criminal charges would be filed against it. Further, Region VIII of the EPA filed an administrative complaint against the Company on March 14, 1994, because of conduct it alleges took place and which resulted in the investigation begun in December 1989.

     The Company has tentatively reached agreements settling all of the charges and issues resulting from this investigation. Pursuant to the settlement, the Company has agreed with the United States Attorney to plead guilty to two criminal misdemeanors for its alleged failure to report discharges of hazardous substances to a navigable waterway. The Company also agreed to the allowance of a pre-petition general unsecured claim in its chapter 11 case in the amount of $300,000 to resolve these charges. Further, the Company agreed to allow EPA's Region VIII a pre-petition general unsecured claim in the amount of $200,000 for alleged use of existing storage ponds after they were no longer permitted to receive wastes, improper storage of certain wastes longer than the 90 days the law allows, and improper labeling of stored hazardous waste. Finally, the Company agreed with the EPA that it would implement certain programs including, among others, publication of environmental ethics and non-reprisal policies; adoption of pollution prevention, environmental training, and compliance reporting programs; and agreements for periodic compliance audits of the involved facility. The resolution of these matters is subject to the negotiation of definitive settlement agreements and to the approval of the Bankruptcy Court and the federal District Court in Denver, Colorado.

     While the Company does not believe that the actions at issue resulted in any harm to human health or the environment, it has renewed its commitment to strict compliance with all laws, including those regulating environmental issues. These settlements, and the remedial activities the Company is currently conducting, will not have a materially adverse effect on the Company's or the Colorado Springs' operations or financial condition.

     The Company received 1,102 proofs of claim in its chapter 11 cases alleging a right to payment because of environmental matters. Many of these claims were filed in connection with environmental matters reported in Form 10-K reports for prior fiscal years. These include claims with respect to numerous waste disposal sites previously discussed. They also include claims with respect to the Tri-State mining district of Kansas, Missouri and Oklahoma previously disclosed:
Ottawa County, Oklahoma; Cherokee County, Kansas; Jasper County, Missouri; and the Baxter Springs, Treece, and Galena Subsites in Kansas. The Company is attempting to resolve the majority of these environmental claims through negotiations with the EPA and the United States Department of Interior. A tentative settlement agreement reached in fiscal 1993 was renegotiated during fiscal 1994 and fiscal 1995 after the EPA received additional information concerning three sites that were previously resolved. Pursuant to the proposed renegotiated agreement, the agencies and certain states will be granted allowed pre-petition general unsecured claims in the Company's chapter 11 case aggregating approximately $43.0 million in full satisfaction of all of the Company's alleged liability at most of its known Superfund sites, including any liability for any natural resource damage.

     In exchange for these allowed claims, the agencies will release the Company from liability at such Superfund sites and the Company will be protected from contribution claims of other parties with potential liability at the sites. Accordingly, the Company's settlement should completely resolve all claims with respect to these sites. Further, the tentative agreement provides a process which will permit any liability, which may arise with respect to a small number of sites as to which the EPA believes that it does not have sufficient information to negotiate a meaningful settlement at this time, to be resolved in the future when additional information is available.

     The Company has executed the settlement agreement which resolves these claims and expects the other parties to execute it also. Until all requisite approvals, including approval of the Bankruptcy Court, are obtained, no party is in any way bound to the terms of the settlement. The Company expects, however, that the settlement will be approved.

     Additional information concerning the environmental claims can be found in Note L to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1994, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (e) Summary -- Environmental And Other Claims.

     All lawsuits naming individual defendants have been resolved. Certain claims remain pending against the Company. The Company intends to defend all remaining litigation claims vigorously in the manner permitted by the Bankruptcy Code and/or applicable law. All pre-petition claims against the Company arising from litigation must be liquidated or otherwise addressed in the context of the chapter 11 cases. Further, all such claims against the Company will be addressed in a plan of reorganization. During the pendency of the chapter 11 cases, any unresolved litigation with respect to pre-petition claims can proceed against the Company only with the express permission of the Bankruptcy Court.

     The Company has resolved most of the litigation claims that were asserted pursuant to the October 31, 1991 bar date, other than those claims arising from the sale of asbestos-containing products. The Company has filed objections to certain of the unresolved litigation-based claims seeking to reduce the amount of such claims or eliminate them entirely. These objections have not yet been resolved. The Company anticipates filing additional objections to other such claims if they cannot be resolved through negotiation. These objections will be litigated vigorously by the Company pursuant to the provisions of the Bankruptcy Code and applicable law.

     The eventual outcome of the environmental and other litigation claims described herein cannot reasonably be predicted due to numerous uncertainties that are inherent in the reorganization process. However, the Company expects that all such claims will be resolved without material adverse effect on the Company, its operations, or its financial condition. In addition, the Company may have insurance coverage for certain of these claims and may have factual and legal defenses available to it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  (a) Market Information

     On November 10, 1993, the New York Stock Exchange ("NYSE") suspended trading of the Company's Common Stock, and on November 15, 1993, announced that it would make application to the Securities and Exchange Commission to delist the issue. On June 21, 1994, the NYSE notified the Company that the SEC had granted the NYSE's application effective at the opening of the trading session on June 9, 1994. The Company's Common Stock is presently trading on the Over-the-Counter market (trading symbol is EPIH.U).

- ------------------------------------------------------------------------------------------------
Quarterly Stock Prices -- 1993-1994
- ------------------------------------------------------------------------------------------------
                     First           Second          Third           Fourth           Year
- ------------------------------------------------------------------------------------------------
1994(1)
- ------------------------------------------------------------------------------------------------
 Bid Prices
- ------------------------------------------------------------------------------------------------
  High                 7/8           13/16             1/2            7/16             7/8
- ------------------------------------------------------------------------------------------------
  Low                 1/16             1/4            7/32            1/16            1/16
- ------------------------------------------------------------------------------------------------
 Ask Price
- ------------------------------------------------------------------------------------------------
  High               1 3/8           1 1/4             7/8           11/16           1 3/8
- ------------------------------------------------------------------------------------------------
  Low                 5/32            9/16           15/32             1/4            5/32
- ------------------------------------------------------------------------------------------------
1993
- ------------------------------------------------------------------------------------------------
 Price (NYSE)
- ------------------------------------------------------------------------------------------------
  High                 4             3 5/8             3             2 5/8             4
- ------------------------------------------------------------------------------------------------
  Low                2 1/8           2 1/4           2 1/8          2 1/8(2)        2 1/8(2)
- ------------------------------------------------------------------------------------------------

- ---------------
(1) The sources of all 1994 prices are quotations from the pink sheets and the OTC Bulletin Board. The 1994 bid and ask quotations represent prices between dealers, do not include retail markup, markdown or commission and do not represent actual transactions.

(2) This represents the low price as of November 9, 1993. Price data for November 10, 1993 is not available. From November 11 through November 30, 1993, the common stock was listed in the pink sheets without prices.


  (b) Holders of Common Stock

     As of February 21, 1995, there were 6,072 holders of record of the Company's Common Stock.

  (c) Dividends

     There have been no cash dividends declared on the Company's Common Stock during the last two fiscal years. See "Selected Financial Data" and Note B to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1994, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.


                             CROSS REFERENCE SHEET
                   TO ANNUAL REPORT FOR THE FISCAL YEAR ENDED
                               NOVEMBER 30, 1994
                              MARKED AS EXHIBIT 13

                                                                      EXHIBIT 13

                                                  PAGES                  CAPTIONS
                                                  ------  --------------------------------------
ITEM 6.   SELECTED FINANCIAL DATA                   35    -- Selected Financial Data
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                           32-34   -- Management's Discussion and
                                                             Analysis of Results of Operations
                                                             and Financial Condition
ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA                        13    -- Consolidated Statement of Income
                                                             (Loss) for the Three Years Ended
                                                             November 30, 1994
                                                    16    -- Consolidated Statement of Cash
                                                             Flows for the Three Years Ended
                                                             November 30, 1994
                                                  14-15   -- Consolidated Balance Sheet as of
                                                             November 30, 1994 and 1993
                                                    17    -- Consolidated Statement of
                                                             Shareholders' Equity (Deficit) for
                                                             the Three Years Ended November 30,
                                                             1994
                                                  19-30   -- Notes to Consolidated Financial
                                                             Statements
                                                    32    -- Report of Management
                                                    31    -- Independent Auditors' Report
                                                    18    -- Quarterly Data

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Directors.

     The name and age; the positions and offices held with the registrant;
principal occupation during the past five years and present employer; other boards of directors on which he serves; the year in which he first became a director of the Company and the committees on which he serves, follow for each director:

                                                                                          PRESENT
                                                                             FIRST         TERM
                                                                             BECAME      OF OFFICE
                                                                            DIRECTOR      EXPIRES
                                                                            --------     ---------
PAUL W. CHRISTENSEN, JR., 70..............................................    1969          1996
Retired, 1987; Chairman of the Board 1978-87, and President prior thereto, of The Cincinnati Gear Company, Cincinnati, Ohio, a manufacturer of custom gears and enclosed drives.
Director of Cincinnati Bell Inc., The Ohio National Life Insurance Co.
Member of Executive and Stock Option/Compensation Committees and Chairman
of Audit Committee.

MELVIN F. CHUBB, JR., 61..................................................    1990          1995
Senior Vice President 1988, of Eagle-Picher Industries, Inc.; Lieutenant
General, United States Air Force and Commander of the Electronic Systems
Division at Hanscom Air Force Base, Massachusetts, 1984-88.
Director of Empire District Electric Co.

V. ANDERSON COOMBE, 68....................................................    1974          1996
Chairman of the Board since March 1991, and President prior thereto
(through April 1991), of The Wm. Powell Company, Cincinnati, Ohio, a
valve manufacturer.
Director of Star Banc Corp., The Starflo Corp., Union
Central Life Insurance Co., The Wm. Powell Company.
Member of Audit, Executive and Stock Option/Compensation Committees.

ROGER L. HOWE, 60.........................................................    1986          1995
Chairman of the Board of U.S. Precision Lens, Inc., Cincinnati, Ohio, a
manufacturer of optics for video projection, instrumentation, and photographic applications.
Director of Cintas Corporation, Star Banc Corp., U.S.
Shoe Corporation, Baldwin Piano & Organ Co.
Member of Executive and Stock Option/Compensation Committees.

DANIEL W. LEBLOND, 68.....................................................    1965             *
Chairman of the Board of LeBlond Makino Machine Tool Company, Cincinnati,
Ohio, a manufacturer of machine tools.
Director of The Ingersoll Milling Machine Company, LeBlond Makino
Machine Tool Company, The Ohio National Life Insurance Co.
Member of Executive Committee and Chairman of Stock Option/Compensation
Committee.

POWELL MCHENRY, 68........................................................    1991          1995
Of Counsel to Dinsmore & Shohl, a law firm, Cincinnati, Ohio as of October
1, 1991; Senior Vice President and General Counsel of The Procter &
Gamble Company, Cincinnati, Ohio, a manufacturer of consumer and industrial products, 1983-91. Member of Audit Committee.

                                                                                          PRESENT
                                                                             FIRST         TERM
                                                                             BECAME      OF OFFICE
                                                                            DIRECTOR      EXPIRES
                                                                            --------     ---------
THOMAS E. PETRY, 55.......................................................    1981             *
Chairman of the Board and Chief Executive Officer 1994, Chairman of the
Board, President, and Chief Executive Officer 1992, Chairman of the
Board and Chief Executive Officer 1989, President and Chief Executive
Officer 1982, President and Chief Operating Officer 1981, Group Vice
President 1978, President, Akron Standard Division 1977, Vice President
and Treasurer 1974, of Eagle-Picher Industries, Inc.
Director of Cinergy Corp., Star Banc Corp.
Union Central Life Insurance Co., Insilco Corp.
Chairman of Executive Committee.

EUGENE P. RUEHLMANN, 70...................................................    1991          1996
Partner, Vorys, Sater, Seymour & Pease, a law firm, 1989; of Counsel to that firm, 1987; Chairman, Hamilton County (Ohio) Republican Central
Committee, 1991.
Director of Western-Southern Life Insurance Company.
Member of Audit Committee.

ANDRIES RUIJSSENAARS, 52..................................................    1994             *
President and Chief Operating Officer as of December 1, 1994, Senior Vice
President 1989-94, President, the Ohio Rubber Company Division 1987-89,
Executive Vice President, the Ohio Rubber Company Division 1986-87,
General Manager of the subsidiary, Eagle-Picher Industries GmbH in
Ohringen, Germany 1980-86, of Eagle-Picher Industries, Inc.

- ---------------
* Messrs. LeBlond and Petry were elected directors to hold office for terms expiring at the annual meeting of shareholders in 1994 or when their successors are elected and qualified. As the Company did not hold an annual meeting of shareholders in 1994, these directors continue to hold office until their successors are elected and qualified. Mr. Ruijssenaars was elected director by the incumbent directors on November 2, 1994 to serve in the same class as Messrs. LeBlond and Petry and accordingly will hold office until his successor is elected and qualified.



  (b) Executive Officers.

     The names and ages, the positions and offices held with the registrant and employment history with the registrant, term of office as officer and period during which each has served as such, follow for each executive officer:

                                                                                     YEAR ELECTED
                                                                                      OR ASSUMED
                                                                                       PRESENT
                                                                             AGE        DUTIES
                                                                             ---     ------------
Thomas E. Petry..........  Chairman of the Board of Directors, President*
                           and Chief Executive Officer                       55          1982
Andries Ruijssenaars.....  President and Chief Operating Officer**;
                           Senior Vice President*, Director***               52          1994
Melvin F. Chubb, Jr......  Senior Vice President and Director                61          1988
David N. Hall............  Senior Vice President -- Finance                  55          1987
Wayne R. Wickens.........  Senior Vice President**                           48          1994
Carroll D. Curless.......  Vice President and Controller                     56          1984
James A. Ralston.........  Vice President, General Counsel and
                           Secretary****                                     48          1982

- ---------------
   * Through November 30, 1994

  ** Effective December 1, 1994

 *** Effective November 2, 1994

**** Elected Secretary May 4, 1994


     Mr. Thomas E. Petry was first employed by the Company in 1968, elected Assistant Treasurer in 1971, elected Treasurer in 1973, elected Vice President and Treasurer in 1974, served as President, Akron Standard Division, from 1977 to 1978, elected Group Vice President in 1978, elected a Director and President and Chief Operating Officer in 1981, elected President and Chief Executive Officer in 1982, served as President from 1981-89 and from 1992-94, has been serving as Chief Executive Officer since 1982, and has also been serving as Chairman of the Board since 1989.

     Mr. Andries Ruijssenaars was first employed by the Company in 1980 as General Manager of Eagle-Picher Industries GmbH in Ohringen, Germany; served as Executive Vice President, The Ohio Rubber Company Division from 1986 to 1987; President, The Ohio Rubber Company Division from 1987 to 1989; was elected Senior Vice President in 1989; was appointed a Director in November 1994; and was elected President and Chief Operating Officer effective December 1, 1994 and has been serving in those capacities since December 1, 1994.

     Mr. Melvin F. Chubb, Jr., was employed by the Company in 1988 and was elected and has been serving as Senior Vice President since that time. In 1990 Mr. Chubb was elected a Director. Prior to joining the Company, he completed a career in the United States Air Force, having attained the rank of Lieutenant General and having served most recently as commander of the Electronic Systems Division, Air Force Systems Command at Hanscom Air Force Base.

     Mr. David N. Hall was first employed by the Company and elected Treasurer in 1977, was elected Vice President and Treasurer in 1979, and was elected and has been serving as Senior Vice President -- Finance since 1987.

     Mr. Wayne R. Wickens joined the Company in 1976 as a management trainee with the former Fabricon Automotive Division, was promoted to Plant Manager in 1979, Vice President in 1981 and then President of Fabricon Automotive in 1986; was named President of the Wolverine Gasket Division in 1988; was named Vice President of the Eagle-Picher Automotive Group in 1989; was named Division President of Hillsdale Tool & Manufacturing Co. in 1990, and was elected Senior Vice President of the Company effective December 1, 1994.

     Mr. Carroll D. Curless was first employed by the Company in 1964, elected Assistant Controller in 1978, Controller in 1984, and was elected and has been serving as Vice President and Controller since 1986.

     Mr. James A. Ralston was first employed in the Legal Department of the Company in 1979, elected Assistant Secretary in 1982, General Counsel in 1982, was elected Vice President and General Counsel in 1984; and was also elected Secretary in May 1994. He has been serving as Vice President, General Counsel and Secretary since May 4, 1994.

     Executive officers serve during the pleasure of the Board, or until their successors are elected and qualified. There are no family relationships existing between or among the above executive officers and directors of the registrant.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth the compensation provided by the Company to the Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, the "named executive officers") for the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION
                                           ----------------------------------------------
                                                                                OTHER
                                            FISCAL                              ANNUAL       ALL OTHER
                NAME AND                     YEAR                            COMPENSATION   COMPENSATION
           PRINCIPAL POSITION                ENDED    SALARY($)   BONUS($)    ($)(4)(5)      ($)(4)(6)
- -----------------------------------------  ---------  ---------   --------   ------------   ------------
Thomas E. Petry..........................   11/30/94   575,000    216,000       150,149        169,763
Chairman and Chief Executive Officer(1)     11/30/93   575,000    100,000       149,492        178,154
                                            11/30/92   575,000    105,000        75,488        128,557
David N. Hall............................   11/30/94   320,000     95,000       193,447        216,177
Senior Vice President -- Finance            11/30/93   310,000     65,000        50,133         62,692
                                            11/30/92   300,000     90,000        12,046         24,181
Andries Ruijssenaars.....................   11/30/94   300,000    100,000        86,033        101,197
President and Chief Operating Officer(2)    11/30/93   275,000     75,000        22,760         31,420
                                            11/30/92   265,000     80,000         9,764         20,800
Melvin F. Chubb, Jr. ....................   11/30/94   280,000     75,000       326,853        370,313
Senior Vice President                       11/30/93   275,000     45,000             0          4,497
                                            11/30/92   265,000     70,000             0          4,364
James A. Ralston.........................   11/30/94   205,000     52,000         7,399         13,441
Vice President, General Counsel and         11/30/93   200,000     34,000         7,214         13,303
  Secretary(3)                              11/30/92   195,000     42,000         2,593          8,625

- ---------------
(1) Also served as President through November 30, 1994.

(2) Served as Senior Vice President through November 30, 1994; elected President and Chief Operating Officer effective December 1, 1994.

(3) Elected Secretary May 4, 1994.

(4) Under transition rules, this information need not be given for fiscal years ended 11/30/92 or earlier; however, it is being provided for the fiscal year ended 11/30/92.

(5) This column includes nothing for perquisites since in no case did they exceed the reporting thresholds (the lesser of 10% of salary plus bonuses or $50,000), but includes amounts for the payment of taxes on purchases of annuities under the Supplemental Executive Retirement Plan.

(6) All Other Compensation:


                                                       COST OF
                                                    ANNUITY UNDER         COMPANY
                                                    NON-QUALIFIED      CONTRIBUTIONS
                                                    SUPPLEMENTAL      TO EAGLE-PICHER
                                                      EXECUTIVE          RETIREMENT
                                         YEAR        RETIREMENT           SAVINGS
                                         ENDED         PLAN($)            PLAN($)          TOTAL($)
                                       ---------    -------------     ----------------     --------
    Thomas E. Petry..................  11/30/94        165,143              4,620           169,763
    David N. Hall....................  11/30/94        211,557              4,620           216,177
    Andries Ruijssenaars.............  11/30/94         96,577              4,620           101,197
    Melvin F. Chubb, Jr..............  11/30/94        365,693              4,620           370,313
    James A. Ralston.................  11/30/94          8,821              4,620            13,441


                    AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     Note: Registrant has never granted Stock Appreciation Rights (SARs), so there are no SARs outstanding. There were no exercises of options by, or grants of options to, the named executive officers during fiscal 1994.

                                                NUMBER OF SECURITIES                VALUE OF
                                               UNDERLYING UNEXERCISED       UNEXERCISED IN-THE-MONEY
                                                  OPTIONS AT FISCAL             OPTIONS AT FISCAL
                                                     YEAR-END(#)                   YEAR-END($)
                      NAME                    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
    ----------------------------------------  -------------------------     -------------------------
    Thomas E. Petry.........................          0/100,000                   *
    David N. Hall...........................          0/ 50,000                   *
    Andries Ruijssenaars....................          0/ 50,000                   *
    Melvin F. Chubb, Jr.....................          0/ 50,000                   *
    James A. Ralston........................          0/ 30,000                   *

- ---------------

* None of the unexercised options held by any of the named executive officers was "In-the-Money" as of November 30, 1994. Further, the options were exercisable only if the last selling price per share on the New York Stock Exchange or its successor prior to the date on which the Company received written notice of the exercise was at least 20% above the option price per share. Trading in the Company's shares on the New York Stock Exchange ("NYSE") was suspended on November 15, 1993, and the NYSE delisted the Company's shares effective June 9, 1994. All of the unexercised options are at a price of $2.50 per share.



PENSION BENEFITS

     The following table shows the estimated total combined annual benefits to named executive officers upon retirement at age 62 payable under Social
Security, the Eagle-Picher Salaried Plan, and the Supplemental Executive
Retirement Plan:

PENSION PLAN TABLE
                                                        YEARS OF SERVICE
                                  -------------------------------------------------------------
            REMUNERATION             15           20           25           30           35
    ----------------------------  ---------    ---------    ---------    ---------    ---------
    $250,000....................  $  90,000    $ 120,000    $ 150,000    $ 150,000    $ 150,000
     300,000....................    108,000      144,000      180,000      180,000      180,000
     350,000....................    126,000      168,000      210,000      210,000      210,000
     400,000....................    144,000      192,000      240,000      240,000      240,000
     450,000....................    162,000      216,000      270,000      270,000      270,000
     500,000....................    180,000      240,000      300,000      300,000      300,000
     550,000....................    198,000      264,000      330,000      330,000      330,000
     600,000....................    216,000      288,000      360,000      360,000      360,000
     650,000....................    234,000      312,000      390,000      390,000      390,000
     700,000....................    252,000      336,000      420,000      420,000      420,000
     750,000....................    270,000      360,000      450,000      450,000      450,000
     800,000....................    288,000      384,000      480,000      480,000      480,000
     850,000....................    306,000      408,000      510,000      510,000      510,000
     900,000....................    324,000      432,000      540,000      540,000      540,000
     950,000....................    342,000      456,000      570,000      570,000      570,000

     The Eagle-Picher Salaried Plan, a non-contributory defined benefit pension plan in which the named executive officers are participants, provides benefits after retirement based on the highest average monthly compensation during five consecutive years of the last ten years preceding retirement. For purposes of the

Plan, compensation includes base salary, bonuses, commissions, and severance payments; salary and bonus included are as reported in the Summary Compensation Table, and commissions and severance payments, if there had been any, would have been included in that Table. The benefits shown by the Pension Plan Table above include amounts payable under Social Security and the Company's Supplemental Executive Retirement Plan as well as those payable under the Eagle-Picher Salaried Plan. Benefits are computed on the basis of straight-life annuity amounts.

     The estimated credited years of service with the Company for the named executive officers at age 62 are:

               Thomas E. Petry............................................    33
               David N. Hall..............................................    24
               Andries Ruijssenaars.......................................    24
               Melvin F. Chubb, Jr........................................    12
               James A. Ralston...........................................    29

SEVERANCE PLAN

        On February 6, 1991 the Board of Directors adopted a Severance Plan for certain employees, including the named executive officers, which was approved by the Bankruptcy Court on May 13, 1991. Under the Severance Plan, a participant whose employment is terminated by the Company other than for cause receives: a Base Severance Benefit of one week's pay for each year of Company service, payable under general payroll pay practices, but reduced dollar for dollar by any compensation earned from a subsequent employer during the period such benefits are being paid; a Supplemental Severance Benefit ranging from three months' salary up to one year's salary, payable in a lump sum upon termination; and continuation of certain insurance benefits for up to one week for each year of service. Currently, the Severance Plan provides that the payment of Supplemental Severance Benefits will terminate upon confirmation of a plan of reorganization. The proposed plan of reorganization provides, however, for the continuation of the Severance Plan for a period of at least 12 months after the effective date of the plan of reorganization.

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

     Directors who are not also employees of the Company who retire with ten or more years of service as members of the Board are paid an annual advisory fee for life in an amount equal to the annual directors retainer paid at the time of their retirement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1994, Messrs. LeBlond (Chairman), Christensen, Coombe, and Howe, directors of the Company, constituted the Stock Option/Compensation Committee.

     During fiscal 1994 and as of February 24, 1995 Mr. Petry, Chairman, President (through November 30, 1994), and Chief Executive Officer of the Company, served as a director and as a member of the compensation committee of The Wm. Powell Company. During fiscal 1994 and as of February 24, 1995, Mr. Coombe was Chairman of the Board of The Wm. Powell Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 24, 1995, beneficial ownership of the Company's Common Stock by all directors; each of the named executive officers; and all directors and executive officers as a group, was:

                                                                AMOUNT AND
                                                                 NATURE OF
                                                                BENEFICIAL               PERCENT
                                                                 OWNERSHIP              OF CLASS
                                                                -----------             ---------
DIRECTORS
Paul W. Christensen, Jr.......................................     38,000(1)                  *
Melvin F. Chubb, Jr...........................................     51,474(2)(3)(4)            *
V. Anderson Coombe............................................      4,480(1)                  *
Roger L. Howe.................................................      1,000                     *
Daniel W. LeBlond.............................................          0                     *
Powell McHenry................................................      1,000                     *
Thomas E. Petry...............................................    129,102(2)(3)               *
Eugene P. Ruehlmann...........................................      1,000                     *
Andries Ruijssenaars..........................................     52,443(2)(3)               *

NAMED EXECUTIVE OFFICERS
David N. Hall.................................................     62,482(3)                  *
James A. Ralston..............................................     36,797(3)                  *
DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (13 PERSONS)......    422,511(5)               3.83%

- ---------------
 *  Less than 1%.

(1) The following persons disclaim beneficial ownership as to the following numbers of shares included herein which are beneficially owned by family members: Mr. Christensen -- 13,000 shares; Mr. Coombe -- 1,520 shares.

(2) Messrs. Chubb, Petry and Ruijssenaars are also executive officers of the Company; their holdings of Company stock are listed here and not duplicated under the Named Executive Officers individual listing immediately below.

(3) Includes shares subject to options to purchase within 60 days: Mr.
    Chubb -- 50,000; Mr. Petry -- 100,000; Mr. Ruijssenaars -- 50,000; Mr.
    Hall -- 50,000; Mr. Ralston -- 30,000. The terms of the option grants make the options exercisable if the last selling price per share on the New York Stock Exchange or its successor is at least $3.00 on the day prior to the date on which the Company receives written notice of the exercise.

(4) Does not include 360 shares owned under the Uniform Gifts to Minors Act by adult children not of the same household.

(5) This figure includes 320,000 shares subject to options to purchase within 60 days on the same terms as set forth in footnote (3) above.


     All shares shown above as owned were directly owned except as footnoted. Directors and executive officers are considered control persons of the Company.

     There were as of February 24, 1995 no beneficial owners of more than 5% of the Company's Common Stock.

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) All Financial Statements

  1.         Eagle-Picher Industries, Inc. (Incorporated by reference to the
             Company's Annual Report for the fiscal year ended November 30, 1994,
             Exhibit 13 -- See Part II above)
             Independent Auditors' Report -- Incorporated by reference to Exhibit 13, page 31
  3.         Exhibits (numbers keyed to Item 601, Regulation S-K)
 * 3.(i)     Amended Articles of Incorporation through May 28, 1986. Incorporated by reference to Exhibit 1 to Form S-8 Registration Statement No. 33-45179
             for the Registrant's Stock Option Plan of 1990 (SEC File No. 1-1499)
 *   (ii)    Code of Regulations of Eagle-Picher Industries, Inc., last amended March
             26, 1985. Incorporated by reference to Exhibit 3(b) to Form 10-K Annual
             Report of the Registrant for its fiscal year ended November 30, 1992
             (SEC File No. 1-1499)
 * 4.(a)     Form of Indenture relating to the $50,000,000 Eagle-Picher Industries,
             Inc. 9% Sinking Fund Debentures due March 1, 2017, dated as of March 1,
             1987 between Eagle-Picher Industries, Inc. and The Bank of New York.
             Incorporated by reference to Form 8-K of Eagle-Picher Industries, Inc.,
             March 5, 1987 (located on microfiche at the SEC Public Reference
             Facility) (SEC File No. 1-1499)
 *   (b)(i)  Credit and Agency Agreement (debtor-in-possession financing agreement)
             dated as of November 5, 1992. Incorporated by reference to Exhibit 4(b)
             to Form 10-K Annual Report of the Registrant for its fiscal year ended
             November 30, 1992 (SEC File No. 1-1499)
       (ii)  First Amendment to Credit Agreement dated as of August 29, 1994
 *10.(a)     Eagle-Picher Industries, Inc. Stock Option Plan of 1983, as amended.
             Incorporated by reference to Exhibit 28 to Post Effective Amendment No.
             1 dated April 10, 1990 and Appendix 2 dated May 30, 1991 to Form S-8
             Registration Statement No. 33-5792 (SEC File No. 1-1499)
 *   (b)     Eagle-Picher Industries, Inc. Stock Option Plan of 1990. Incorporated by
             reference to Appendix A to Proxy Statement for Annual Meeting of
             Shareholders, March 27, 1990 (SEC File No. 1-1499)
 *   (c)     Eagle-Picher Supplemental Executive Retirement Plan. Incorporated by
             reference to Report on Form 10-K of Eagle-Picher Industries, Inc. for
             the fiscal year ended November 30, 1987 (located on microfiche at the
             SEC Public Reference Facility) (SEC File No. 1-1499)
    (d)      Eagle-Picher Industries, Inc. Severance Plan dated as of June 25, 1991
 11.         Calculation of Average Number of Shares
 13.         Excerpts from Eagle-Picher Industries, Inc. Annual Report for the fiscal year ended November 30, 1994
 21.         Subsidiaries of the Registrant
 23.         Independent Auditors' Consent
 24.(a),(b)  Powers of Attorney
 27.         Financial Data Schedules (submitted electronically to the SEC for its information)
 99.         Plants and Locations

- ---------------
* Incorporated by reference.


  (b) Reports on Form 8-K.

     (i) None during last quarter of fiscal 1994.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Eagle-Picher Industries, Inc.

                                          By      /s/  THOMAS E. PETRY
                                           -------------------------------------
                                                      Thomas E. Petry
                                                   Chairman of the Board
                                                and Chief Executive Officer

Date: February 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            /s/  THOMAS E. PETRY                  Date: February 28, 1995
- ---------------------------------------------
   Thomas E. Petry, Chairman of the Board
         and Chief Executive Officer

             /s/  DAVID N. HALL                   Date: February 28, 1995
- ---------------------------------------------
David N. Hall, Senior Vice President-Finance
        (Principal Financial Officer)

           /s/  CARROLL D. CURLESS                Date: February 28, 1995
- ---------------------------------------------
   Carroll D. Curless, Vice President and
  Controller (Principal Accounting Officer)

          /s/  MELVIN F. CHUBB, JR.               Date: February 28, 1995
- ---------------------------------------------
       Melvin F. Chubb, Jr., Director

        /s/  PAUL W. CHRISTENSEN, JR.             Date: February 28, 1995
- ---------------------------------------------
     Paul W. Christensen, Jr., Director

           /s/  V. ANDERSON COOMBE                Date: February 28, 1995
- ---------------------------------------------
        V. Anderson Coombe, Director

             /s/  ROGER L. HOWE                   Date: February 28, 1995
- ---------------------------------------------
           Roger L. Howe, Director

           /s/  DANIEL W. LEBLOND                 Date: February 28, 1995
- ---------------------------------------------
         Daniel W. LeBlond, Director

             /s/  POWELL MCHENRY                  Date: February 28, 1995
- ---------------------------------------------
          Powell McHenry, Director

          /s/  EUGENE P. RUEHLMANN                Date: February 28, 1995
- ---------------------------------------------
        Eugene P. Ruehlmann, Director

          /s/  ANDRIES RUIJSSENAARS               Date: February 28, 1995
- ---------------------------------------------
       Andries Ruijssenaars, Director


                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
- ---------

     3(i)    -- Articles of Incorporation*

    3(ii)    -- Code of Regulations*

     4(a)    -- Form of Indenture, $50,000,000 9% Sinking Fund Debentures due March
                1, 2017*
  4(b)(i)    -- Credit and Agency Agreement, dated as of November 5, 1992*

 4(b)(ii)    -- First Amendment to Credit Agreement, dated as of August 29, 1994

10(a),(b)    -- Eagle-Picher Industries, Inc. Stock Option Plans of 1983 and 1990*

    10(c)    -- Eagle-Picher Supplemental Executive Retirement Plan*

    10(d)    -- Eagle-Picher Industries, Inc. Severance Plan dated as of June 25,
                1991
     11      -- Statement re Calculation of Average Number of Shares
     13      -- Excerpts from Annual Report for the Fiscal Year Ended November 30,
                1994
     21      -- Subsidiaries of the Registrant
     23      -- Independent Auditors' Consent
24(a),(b)    -- Powers of Attorney
     27      -- Financial Data Schedules (Submitted electronically to the SEC for its information.)
     99      -- Plants and Locations

- ---------------
* Incorporated by reference. See page 24 above.