Form 10-Q
period 1995-02-28
EAGLE PICHER INDUSTRIES INC
filed 1995-04-13
CIK 30927

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 28, 1995            Commission file number 1-1499
                                                                         -------


                        EAGLE-PICHER INDUSTRIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              OHIO                                  31-0268670
- ---------------------------------      -----------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         580 WALNUT STREET, P. O. BOX 779, CINCINNATI, OHIO    45201
- --------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                  ------------------------------


                               (Not Applicable)
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.                              Yes X   No
                                                                   ---    ---

11,040,932 shares of common capital stock, par value $1.25 per share, were outstanding at April 12, 1995.

                                       EAGLE-PICHER INDUSTRIES, INC.

                  QUARTERLY REPORT - FORM 10-Q - FOR THE QUARTER ENDED FEBRUARY 28, 1995


                                             TABLE OF CONTENTS




                                                                     Page
                                                                    Number
                                                                    ------
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements....................................     3

     Consolidated Statement of Income............................     3
     Consolidated Balance Sheet..................................     4
     Consolidated Statement of Cash Flows........................     6
     Notes to Consolidated Financial Statements..................     8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................    13


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................    14

Item 3.  Defaults Upon Senior Securities.........................    14

Item 6.  Exhibits and Reports on Form 8-K........................    14

Signature........................................................    15

Exhibit Index....................................................    16

Exhibits.........................................................    17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         EAGLE-PICHER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)




                                              Three Months Ended
                                                  February 28
                                              ------------------

                                                  1995        1994
                                                  ----        ----
    Net Sales                                   $197,603  $177,754
                                                 -------   -------

    Operating Costs and Expenses:
    Cost of products sold                        163,288   146,383
    Selling and administrative                    19,202    17,590
                                                 -------   -------
                                                 182,490   163,973
                                                 -------   -------

    Operating Income                              15,113    13,781

    Interest expense                                (487)     (454)
    Other income                                     385       166
                                                 -------   -------

    Income Before Reorganization
      Items and Taxes                             15,011    13,493

    Reorganization items                            (425)   (1,082)
                                                 -------   -------

    Income Before Taxes                           14,586    12,411

    Income Taxes                                   1,554     1,372
                                                 -------   -------

    Net Income                                   $13,032  $ 11,039
                                                 =======   =======



    Income per Share                               $1.18     $1.00
                                                   =====     =====



   See accompanying notes to the consolidated financial statements.


                        EAGLE-PICHER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)


ASSETS                                                    Feb. 28    Nov. 30
                                                            1995       1994
                                                          --------   --------
CURRENT ASSETS
  Cash and cash equivalents                                $ 80,628   $ 92,606
  Receivables, less allowances                              124,809    109,130
  Income tax refund receivable                                2,226      2,246
  Inventories:
    Raw materials and supplies                               50,196     47,777
    Work in process                                          19,546     19,444
    Finished goods                                           15,520     14,761
                                                           --------   --------
                                                             85,262     81,982
  Prepaid expenses                                           11,279     10,295
                                                           --------   --------

        Total current assets                                304,204    296,259
                                                           --------   --------

PROPERTY, PLANT AND EQUIPMENT                               412,700    408,018
  Less accumulated depreciation                             269,139    263,369
                                                           --------   --------
        Net property, plant and equipment                   143,561    144,649

DEFERRED INCOME TAXES                                        48,924     43,924

OTHER ASSETS                                                 44,119     36,275
                                                           --------   --------

        Total Assets                                       $540,808   $521,107
                                                           ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                         $ 38,399   $ 43,691
  Long-term debt - current portion                            1,754      1,726
  Income taxes                                               11,116      5,223
  Other current liabilities                                  35,728     35,321
                                                           --------   --------
        Total current liabilities                            86,997     85,961
                                                           --------   --------

LIABILITIES SUBJECT TO COMPROMISE                         1,657,017  1,657,265

LONG-TERM DEBT - less current portion                        19,428     19,896

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                  21,368     21,070

OTHER LONG TERM LIABILITIES                                   3,180      3,608
                                                           --------   --------

        Total liabilities                                 1,787,990  1,787,800
                                                          ---------  ---------


                         EAGLE-PICHER INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)


                                                       Feb. 28    Nov. 30
                                                         1995      1994
                                                      --------    --------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share
     authorized 30,000,000 shares, issued
     11,125,000 shares                                 $ 13,906   $ 13,906
  Additional paid-in capital                             36,378     36,378
  Accumulated deficit                                (1,304,086)(1,317,118)
  Unrealized gain on investments                          7,552       -
  Foreign currency translation                              981      2,054
                                                       --------  ---------
                                                     (1,245,269)(1,264,780)

Cost of 84,068 common treasury shares                    (1,913)    (1,913)
                                                       --------   --------

        Total Shareholders' Equity (Deficit)         (1,247,182)(1,266,693)
                                                      ---------  ---------

        Total Liabilities and Shareholders' Equity
          (Deficit)                                    $540,808   $521,107
                                                       ========   ========


See accompanying notes to the consolidated financial statements.

                        EAGLE-PICHER INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)

                                                           Three Months Ended
                                                              February 28
                                                        ------------------------
                                                           1995            1994
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 13,032        $ 11,039
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                     7,116           6,333
         Changes in assets and liabilities:
            Receivables                                  (15,679)         (3,947)
            Inventories                                   (3,280)           (752)
            Deferred taxes                                (5,000)         (3,000)
            Accounts payable                              (5,292)           (583)
            Accrued liabilities                              407          (1,658)
            Other                                          4,459           1,912
                                                         -------         -------

               Net cash provided by (used in)
               operating activities before changes
               in liabilities subject to compromise       (4,237)          9,344

         Changes in liabilities subject
            to compromise                                   (248)            -
                                                         -------        --------

              Net cash provided by (used in)
              operating activities                        (4,485)          9,344


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (6,457)         (7,315)
   Other                                                    (626)           (386)
                                                         -------        --------

               Net cash used in
               investing activities                       (7,083)         (7,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                              (410)           (935)
                                                         -------        --------

               Net cash used in
               financing activities                         (410)           (935)

                                                   EAGLE-PICHER INDUSTRIES, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Dollars in thousands)



                                                                                  Three Months Ended
                                                                                       February 28
                                                                               -------------------------
                                                                                 1995            1994
                                                                                 ----            ----
Net increase (decrease) in cash and cash equivalents                            (11,978)            708

Cash and cash equivalents, beginning of period                                   92,606          84,574
                                                                               --------        --------

Cash and cash equivalents, end of period                                       $ 80,628        $ 85,282
                                                                               ========        ========


Supplemental cash flow information:
  Cash paid during the year:
     Interest paid                                                             $    493        $    541
     Income taxes paid (net of refunds received)                               $    641        $    431




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

     An Unsecured Creditors' Committee, an Injury Claimants' Committee ("ICC"), an Equity Security Holders' Committee, and a Legal Representative for Future Claimants ("RFC") have been appointed in the chapter 11 cases. An unofficial asbestos co-defendants' committee has also been participating in the chapter 11 cases. In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard with respect to transactions outside the ordinary course of business. The official committees and the RFC are the primary parties with whom the Company has been negotiating the terms of a plan of reorganization. In June 1992, a mediator was appointed by the Bankruptcy Court to assist the constituencies in their negotiations.

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

     Throughout 1994, the Company, the ICC and the RFC continued to refine the details of a joint plan of reorganization (the "Plan"). On February 28, 1995, the Company, in conjunction with the ICC and the RFC, filed the Plan with the Bankruptcy Court. The Unsecured Creditors' Committee and the Equity Security Holders' Committee do not support the terms and provisions of the Plan. Implementation of the treatment of claims and interests as provided in the Plan is subject to confirmation of the Plan in accordance with the provisions of the Bankruptcy Code.

     The Plan is premised on a settlement of the Company's liability for all present and future asbestos and lead personal injury claims. These claims will be channeled to and resolved by an independently administered claims trust (the "PI Trust") The Plan also provides for, and its effectiveness is conditioned on, the issuance of an order permanently prohibiting and enjoining all holders of asbestos and lead personal injury claims from asserting or pursuing such claims against the reorganized Company.

     Pursuant to the Plan, the Company will distribute cash, debt securities, and common stock of the reorganized Company to the PI Trust and to holders of allowed unsecured claims on a pro-rata basis proportionate to the percentage of their claims to the total of the Liabilities Subject to Compromise. Under the Plan, approximately 91 percent of this consideration will be distributed to the PI Trust and the remaining 9 percent to other holders of allowed pre-petition unsecured claims.

     The Company estimates that each holder of an allowed pre-petition unsecured claim that is not channeled to the PI Trust will ultimately receive consideration having a value equal to approximately 42.5% of its allowed claim under the Plan. This estimate is based upon the provisions of the Plan, the Company's estimate of the ultimate amount of allowed claims, and the projected book value of the stock of the reorganized Company on the effective date. This estimate also assumes that the Plan will become effective on or about November 30, 1995, and that the debt securities to be distributed pursuant to the Plan will have a value equal to their face amount.

     The Plan provides further that priority claims and convenience claims (general unsecured claims of $500 or less) will be paid in full, in cash. The Plan does not provide for any distribution to shareholders and their equity will be canceled.

     The claims of the federal government and of certain states alleging pre-petition environmental liabilities are also addressed in the Plan.
Pursuant to the Plan, these claims will be treated in accordance with a settlement agreement that has been executed by the Company, the United States Environmental Protection Agency (the "EPA"), the Department of Interior, and certain states, which is subject to public comment and approval of the Bankruptcy Court. Pursuant to the agreement, the Company's liability at 23 specified Superfund sites and one site resolved with a state has been liquidated and is to be treated as a pre-petition unsecured claim of approximately $43.0 million under the Plan. The agreement also provides that certain additional sites, for which the parties have insufficient information to negotiate a meaningful settlement at this time, may be resolved in the future when such information is known. Any liability for these additional sites will be satisfied at such future time essentially with the same type and amount of consideration that pre-petition general unsecured creditors will receive pursuant to a confirmed plan of reorganization in the Company's chapter 11 case.

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                          February 28       November 30,
                                             1995              1994
                                             ----              ----
Asbestos liability                       $1,500,000        $1,499,993
Long-term debt (unsecured portion)           62,004            62,004
Accounts payable                             41,209            41,074
Accrued and other liabilities                53,804            54,194
                                          ---------         ---------
                                         $1,657,017        $1,657,265
                                          =========         =========


     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities subject to compromise listed above have been reported on the basis of the expected amount of the allowed claims even though they may be settled for lesser amounts. Upon confirmation of a plan of reorganization, the Company would utilize the fresh-start reporting principles contained in the AICPA's Statement of Position 90-7, which would result in adjustments relating to the amounts and classification of recorded assets and liabilities, determined as of the plan confirmation date. Pursuant to the Plan, the ultimate consideration to be received by the unsecured creditors will be substantially less than the amounts shown in the accompanying Consolidated Balance Sheet. Until a plan of reorganization is confirmed, however, the Company cannot be certain of the final terms and provisions thereof or the ultimate amount creditors will receive.

     The net expense resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following
(in thousands):

                                        Three Months
                                           Ended
                                        February 28
                                      ----------------
                                        1995    1994
                                        ----    ----
    Professional fees and other
      expenses directly related
      to bankruptcy                   $ 1,515  $ 1,672
    Interest income                    (1,090)    (590)
                                       ------   ------
                                      $   425  $ 1,082
                                       ======   ======

     Interest income is attributable to the accumulation of cash and short-term investments subsequent to the petition date.


B.  INVESTMENTS

     On December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company holds certain equity securities having no cost basis, but which had a fair value of approximately $5.4 million as of the date of adoption. On a prospective basis, this amount has been included as an unrealized gain on investments in a separate component of shareholders' equity. The fair value of these investments, included in Other Assets in the Consolidated Balance Sheet, was approximately $7.6 million at February 28, 1995, resulting in an increase in net unrealized gains on investments of $2.2 million.


C.  LITIGATION

     As discussed in Note K to the Consolidated Financial Statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1994, the accompanying Consolidated Financial Statements include an estimated liability related to claims associated with the Company's sale of
asbestos-containing insulation products.   Litigation with respect to
asbestos-related claims was stayed by reason of the chapter 11 filing.

     Many of the asbestos-related claims filed in the chapter 11 case do not provide sufficient information to enable the Company to determine whether or not it has liability for the claim or to definitively value any such liability. Similarly, the Company is not able to project precisely the number and value of future claims. The Company, however, is certain that it has significant liability with respect to the 160,000 proofs of claim which were filed against the Company pursuant to the September 30, 1992 bar date and which allege asbestos-related personal injury. The Company also is certain that there is significant liability with respect to future asbestos-related personal injury claims. After considering the significant costs that likely would be incurred in litigating the extent and nature of its asbestos-related personal injury liability, the uncertainty as to the outcome of such an exercise, the need to conserve the estate's assets for every creditor, and the benefits that would accrue to the Company's operations, customers, vendors, employees and host communities from the Company's timely emergence from chapter 11, the Board of Directors and management concluded that the Plan filed with the Bankruptcy Court on February 28, 1995, which is discussed in footnote A, is in the best interests of the Company.

     There were forty-one lawsuits pending against the Company at the end of fiscal 1991 resulting from the presence of asbestos-containing products in buildings. The pending lawsuits typically named numerous defendants, were filed in both state and federal courts, and were brought by school districts, cities, states, counties, universities, hospitals, a public library and commercial building owners. The lawsuits typically demanded compensation for any costs incurred in identifying, repairing, encapsulating or removing asbestos-containing products, or sought to have the defendants do these things directly. Many lawsuits also sought punitive damages. At least three of the pending cases have been certified as class actions and one was conditionally certified. Class certification was sought by the plaintiffs in two other cases. One of such cases has been dismissed; the other is still pending. Prior to filing its chapter 11 petition, the Company settled seven asbestos-related property damage cases for less than $22,000 in the aggregate.

     The Plan provides for procedures to resolve and discharge asbestos-related property damage claims. These procedures will require such claimants to prove by application of a scientific protocol that the asbestos-containing insulation products for which they are seeking damages were manufactured by the Company.

     In addition, the Company is a defendant in various other litigation which was pending as of the petition date, which was discussed in Note L to the Consolidated Financial Statements for the fiscal year ended November 30, 1994. The Company intends to defend all litigation claims vigorously in the manner permitted for the fiscal year ended November 30, 1994 by the Bankruptcy Code and applicable law. All pre-petition claims against the Company arising from litigation must be liquidated or otherwise addressed in the context of the chapter 11 cases. Further, all such claims against the Company will be resolved in a plan of reorganization. During the pendency of the chapter 11 cases, any unresolved litigation with respect to pre-petition claims can proceed against the Company only with the express permission of the Bankruptcy Court.

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

     The eventual outcome of the other litigation claims cannot be reasonably predicted due to numerous uncertainties that are inherent in the reorganization process. The Company believes, however, that its provision for these claims is adequate. In addition, the Company may have insurance coverage for certain of these claims and may have various factual and legal defenses available to it.



D.  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1994.

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month periods ended February 28, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



    Sales for the quarter ended February 28, 1995 were $197.6 million compared with $177.8 million for the first quarter of 1994, an increase of 11 percent. Operating income increased by 10 percent to $15.1 million from $13.8 million for the same period last year. Net income for the first quarter of 1995 was $13.0 million or $1.18 per share compared with $11.0 million or $1.00 per share in the first quarter of 1994.

    Result for most operations in the Automotive Group were ahead of those for the first quarter of 1994 for the following reasons: 1) production of passenger cars, vans, sport utility vehicles, and trucks in the North American market was at a high level during the quarter; 2) there was a strong recovery from the recession experienced in European and Japanese markets throughout most of 1994; and 3) most operations in the Group provided products for vehicles which were in demand by the consumer.

    Results for the Machinery Group were led by a strong recovery by the Construction Equipment Division which experienced improvements in production of a line of heavy-duty forklift trucks. Results for the Electronics Division, which serves the aerospace and defense markets, trailed those of the first quarter of 1994, and Cincinnati Industrial Machinery's backlog for can washing machinery was considerably lower than a year ago.

    In the Industrial Group, the Minerals Division's sales of diatomaceous earth products showed gains over last year's results. Demand for construction and recreational products manufactured by the Plastics Division was at a high level for the quarter.

    Interest expense did not change appreciably in the first quarter of 1995 compared to the same period in 1994. Contractual interest on debt outstanding was $2.2 million in the first quarter of 1995 and $2.3 million in the same period of 1994.

    Capital expenditures totaled $6.5 million in the first quarter of 1995 compared to $7.3 million in the first quarter of 1994. The Company presently expects, however, that capital expenditures for the 1995 fiscal year will be somewhat higher than those for 1994.

    On February 28, 1995, the Company filed a plan of reorganization (the "Plan") with the Bankruptcy Court. The Plan was proposed jointly with the Injury Claimants' Committee ("ICC") and the Legal Representative for Future Claimants ("RFC"). The ICC represents those persons presently alleging injury due to exposure to asbestos-containing products that the Company manufactured from 1934 to 1971. Future personal injury claimants are represented by the RFC. The filing of the Plan is an important step in the Company's effort to emerge from chapter 11. The Plan provides for the discharge of the Company's pre-petition liabilities, provides the reorganized Company with a capital structure appropriate for an industrial products company and should enable the Company to access financing in the credit and debt markets.

    Reorganization expenses were $0.4 million in the first quarter of 1995 compared to $1.1 million in the same period of 1994. It is anticipated that the costs associated with the administration of the chapter 11 cases for the remainder of 1995 will increase from their current levels due to the filing of the Plan and the pursuit of confirmation thereof.

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         (a) CHAPTER 11 PROCEEDINGS. On February 28, 1995 the Company and seven of its domestic subsidiaries filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court in their chapter 11 cases. The Plan is discussed further in Note A to the Consolidated Financial Statements for the quarter ended February 28, 1995, included herein.

         (b) ENVIRONMENTAL. In its Report on Form 10-K for the fiscal year ended November 30, 1994, the Company reported that it had reached a tentative settlement agreement with the EPA, the Department of Interior and certain states, which would resolve certain pre-petition claims against the Company based on environmental matters at most of its known Superfund sites, including any alleged liability for natural resource damage. Pursuant to the terms of the settlement agreement, the agencies and certain states will be granted allowed pre-petition general unsecured claims in the Company's chapter 11 case aggregating approximately $43.0 million. Following the close of the quarter, on March 30, 1995, the settlement agreement had been executed by all parties and was lodged with the Bankruptcy Court. Notice of the settlement agreement was also published in the FEDERAL REGISTER. The public may comment on the settlement agreement until May 6, 1995, following which, and subject to consideration of any public comments received, the parties will seek approval of the settlement agreement by the Bankruptcy Court. The settlement agreement will not become final and binding until it has been approved by the Bankruptcy Court and implemented pursuant to the Plan. The settlement agreement is discussed further in Note A to the Consolidated Financial Statements for the quarter ended February 28, 1995, included herein.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS

         27 - Financial Data Schedule.

    (b)  REPORTS ON FORM 8-K

         (i) Report on Form 8-K (File 1-1499), dated March 2, 1995, in which the Company reported that on February 28, 1995 the Company and seven of its domestic subsidiaries filed a plan of reorganization in their chapter 11 cases pending before the U.S. Bankruptcy Court for the Southern District of Ohio, Western Division.

                                  SIGNATURES
                                  ----------




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       EAGLE-PICHER INDUSTRIES, INC.





                                       /S/ David N. Hall
                                       ------------------------------
                                       David N. Hall,
                                       Senior Vice President - Finance and
                                       Chief Financial Officer




                  DATE   April 12, 1995
                      -----------------

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.           Description
- -----------           -----------


  27                  Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)