Form 10-Q
period 1995-05-31
EAGLE PICHER INDUSTRIES INC
filed 1995-07-17
CIK 30927

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1995               Commission file number 1-1499
                                                                        ------


                          EAGLE-PICHER INDUSTRIES, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              OHIO                                       31-0268670
- ---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


         580 Walnut Street, P. O. Box 779, Cincinnati, Ohio    45201
- -------------------------------------------------------------------------------
        (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                   ----------------------------


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

11,040,932 shares of common capital stock, par value $1.25 per share, were outstanding at July 12, 1995.

                         EAGLE-PICHER INDUSTRIES, INC.

       QUARTERLY REPORT - FORM 10-Q - FOR THE QUARTER ENDED MAY 31, 1995


                               TABLE OF CONTENTS






                                                                    Page
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

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                         EAGLE-PICHER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)




                                                 Three Months Ended       Six Months Ended
                                                       May 31                  May 31
                                                 ------------------       ----------------
                                                  1995      1994           1995     1994
                                                  ----      ----           ----     ----
    Net Sales                                   $225,378  $196,994       $422,981 $374,748
                                                 -------   -------        -------  -------

    Operating Costs and Expenses:
    Cost of products sold                        186,658   160,816        349,946  307,199
    Selling and administrative                    19,573    18,641         38,775   36,231
                                                 -------   -------        -------  -------

                                                 206,231   179,457        388,721  343,430
                                                 -------   -------        -------  -------

    Operating Income                              19,147    17,537         34,260   31,318

    Interest expense                                (500)     (455)          (987)    (909)
    Other income                                      21        72            406      238
                                                 -------   -------        -------  -------

    Income Before Reorganization
      Items and Taxes                             18,668    17,154         33,679   30,647

    Reorganization items                            (331)     (923)          (756)  (2,005)
                                                 -------   -------        -------  -------

    Income Before Taxes                           18,337    16,231         32,923   28,642

    Income Taxes                                   1,561     1,562          3,115    2,934
                                                 -------   -------        -------  -------

    Net Income                                  $ 16,776  $ 14,669       $ 29,808 $ 25,708
                                                 =======   =======        =======  =======


    Income per Share                               $1.52     $1.33          $2.70    $2.33
                                                 =======   =======        =======  =======





   See accompanying notes to the consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


ASSETS                                                      May 31                Nov. 30
                                                             1995                   1994
                                                           --------               --------
CURRENT ASSETS
  Cash and cash equivalents                                $ 96,834               $ 92,606
  Receivables, less allowances                              117,668                109,130
  Income tax refund receivable                                2,373                  2,246
  Inventories:
    Raw materials and supplies                               49,525                 47,777
    Work in process                                          20,705                 19,444
    Finished goods                                           17,052                 14,761
                                                           --------               --------
                                                             87,282                 81,982
  Prepaid expenses                                           14,730                 10,295
                                                           --------               --------

        Total current assets                                318,887                296,259
                                                           --------               --------

PROPERTY, PLANT AND EQUIPMENT                               420,368                408,018
  Less accumulated depreciation                             276,064                263,369
                                                           --------               --------
        Net property, plant and equipment                   144,304                144,649

DEFERRED INCOME TAXES                                        53,424                 43,924

OTHER ASSETS                                                 52,097                 36,275
                                                           --------               --------

        Total Assets                                      $ 568,712              $ 521,107
                                                           ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                         $ 43,199               $ 43,691
  Long-term debt - current portion                            1,628                  1,726
  Income taxes                                                7,846                  5,223
  Other current liabilities                                  39,443                 35,321
                                                           --------               --------
        Total current liabilities                            92,116                 85,961
                                                           --------               --------

LIABILITIES SUBJECT TO COMPROMISE                         1,657,017              1,657,265

LONG-TERM DEBT - less current portion                        19,059                 19,896

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                  21,736                 21,070

OTHER LONG TERM LIABILITIES                                   2,711                  3,608
                                                           --------                -------

        Total liabilities                                 1,792,639              1,787,800
                                                          ---------              ---------

                         EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                        May 31    Nov. 30
                                                         1995      1994
                                                       --------   --------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share
     authorized 30,000,000 shares, issued
     11,125,000 shares                                 $ 13,906   $ 13,906
  Additional paid-in capital                             36,378     36,378
  Foreign currency translation                            2,971      2,054
  Unrealized gain on investment                          12,041       -
  Accumulated deficit                                (1,287,310)(1,317,118)
                                                      ---------  ---------
                                                     (1,222,014)(1,264,780)

Cost of 84,068 common treasury shares                    (1,913)    (1,913)
                                                       --------   --------

        Total Shareholders' Equity (Deficit)         (1,223,927)(1,266,693)
                                                      ---------  ---------

        Total Liabilities and Shareholders' Equity
          (Deficit)                                    $568,712   $521,107
                                                       ========   ========



See accompanying notes to the consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                        Six Months Ended
                                                              May 31
                                                       ------------------
                                                         1995       1994
                                                         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 29,808   $ 25,708
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                    14,572     12,917
         Changes in assets and liabilities:
            Receivables                                   (8,538)    (6,356)
            Inventories                                   (5,300)    (1,075)
            Deferred taxes                                (9,500)    (8,000)
            Accounts payable                                (492)      (129)
            Accrued liabilities                            4,122      3,422
            Other                                         (6,139)    (2,182)
                                                         -------    -------

               Net cash provided by operating
               activities before changes in
               liabilities subject to compromise          18,533     24,305

         Changes in liabilities subject
            to compromise                                   (255)       (97)
                                                         -------   --------

               Net cash provided by
               operating activities                       18,278     24,208


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (13,978)   (16,257)
   Other                                                     908        472
                                                         -------   --------

               Net cash used in
               investing activities                      (13,070)   (15,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                              (980)    (1,363)
                                                         -------   --------

               Net cash used in
               financing activities                         (980)    (1,363)

                         EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)




                                                                                         May 31
                                                                                  ------------------
                                                                                 1995            1994
                                                                                 ----            ----

Net increase (decrease) in cash and cash equivalents                              4,228           7,060

Cash and cash equivalents, beginning of period                                   92,606          84,574
                                                                               --------        --------

Cash and cash equivalents, end of period                                       $ 96,834        $ 91,634
                                                                               ========        ========


Supplemental cash flow information:
  Cash paid during the year:
     Interest paid                                                             $    955        $    880
     Income taxes paid (net of refunds received)                               $ 10,119        $  8,819

  Cash paid during the quarter:
     Interest paid                                                             $    462        $    339
     Income taxes paid (net of refunds received)                               $  9,478        $  8,488





See accompanying notes to consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


A.  PROCEEDINGS UNDER CHAPTER 11
    ----------------------------

     On January 7, 1991 (the "petition date"), Eagle-Picher Industries, Inc. (the "Company") and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code ("chapter 11") in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio (the "Bankruptcy Court"). Each filing entity, other than EDI, Inc., is currently operating its business as a debtor in possession in accordance with the provisions of the Bankruptcy Code.

     An Unsecured Creditors' Committee ("UCC"), an Injury Claimants' Committee ("ICC"), an Equity Security Holders' Committee ("ESC"), and a Legal Representative for Future Claimants ("RFC") have been appointed in the chapter 11 cases. An unofficial asbestos co-defendants' committee has also been participating in the chapter 11 cases. In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard with respect to transactions outside the ordinary course of business. The official committees and the RFC are the primary parties with whom the Company has been negotiating the terms of a plan of reorganization. In June 1992, a mediator was appointed by the Bankruptcy Court to assist the constituencies in their negotiations.

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

     Throughout 1994, the Company, the ICC and the RFC continued to refine the details of a joint plan of reorganization (the "Plan"). On February 28, 1995, the Company, in conjunction with the ICC and the RFC, filed the Plan and a proposed Disclosure Statement in connection with the Plan with the Bankruptcy Court. Since the filing of the Plan, the Company has continued to pursue its goal of achieving a plan of reorganization which has the support of the UCC and the ESC, as well as the support of the ICC and the RFC. To date, however, little progress has been made toward achieving this goal and there is no assurance that it will ever be achieved. Implementation of the treatment of claims and interests as provided in the Plan is subject to confirmation of the Plan in accordance with the provisions of the Bankruptcy Code. The Bankruptcy Court has not set a date to consider approval of the Disclosure Statement.

     The Plan is premised on a settlement of the Company's liability for all present and future asbestos and lead personal injury claims. These claims will be channeled to and resolved by an independently administered claims trust (the "PI Trust"). The Plan also provides for, and its effectiveness is conditioned on, the issuance of an order permanently prohibiting and enjoining all holders of asbestos and lead personal injury claims from asserting or pursuing such claims against the reorganized Company.

     Pursuant to the Plan, the Company will distribute cash, debt securities, and common stock of the reorganized Company to the PI Trust and to holders of allowed unsecured claims on a pro-rata basis proportionate to the percentage of their claims to the total of the Liabilities Subject to Compromise (approximately 91 percent of each of the foregoing types of consideration will be distributed to the PI Trust). The Company estimates that, based upon the provisions of the Plan and the Company's estimate of the total amount of allowed claims, each holder of an allowed pre-petition unsecured claim that is not channeled to the PI Trust will ultimately receive consideration having a value equal to approximately 42.5% of its allowed claim. These estimates assume that the Plan will become effective on or about November 30, 1995 and also are determined based upon the projected book value of the common stock of the reorganized Company as of such date. The recoveries to creditors may differ, however, should the total amount of allowed claims or the value of the Company differ from the Company's estimates or should the Plan not become effective on or about November 30, 1995. At this time, it is not possible for the Company to estimate when a plan of reorganization will be confirmed and become effective.

     The Plan provides further that priority claims and convenience claims (general unsecured claims in an amount less than or equal to $500 or which have been reduced by the claimant to $500 or less) will be paid in full, in cash. The Plan does not provide for any distribution to shareholders and their equity will be canceled.

     The claims of the federal government and of certain states alleging pre-petition environmental liabilities are also addressed in the Plan.
Pursuant to the Plan, these claims will be treated in accordance with a settlement agreement that has been executed by the Company, the United States Environmental Protection Agency (the "EPA"), the Department of Interior, and certain states. This agreement is subject to public comment and approval of the Bankruptcy Court. Pursuant to the agreement, the Company's liability at 23 specified Superfund sites and one site resolved with a state has been resolved and is to be treated as a pre-petition unsecured claim of approximately $43.0 million under the Plan. The agreement also provides that certain additional sites, for which the parties have insufficient information to negotiate a meaningful settlement at this time, may be resolved in the future when such information is known. Any liability for these additional sites will be satisfied at such future time essentially with the same type and amount of consideration that pre-petition general unsecured creditors will receive pursuant to a confirmed plan of reorganization in the Company's chapter 11 case.

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                            May 31,        November 30,
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
                                          =========         =========

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities subject to compromise listed above have been reported on the basis of the expected amount of the allowed claims even though it is expected that distributions under a plan of reorganization with respect to such claims may be in lesser amounts. Upon confirmation of a plan of reorganization, the Company would utilize the fresh-start reporting principles contained in the AICPA's Statement of Position 90-7, which would result in adjustments relating to the amounts and classification of recorded assets and liabilities, determined as of the plan confirmation date. Pursuant to the Plan, the ultimate consideration to be received by the unsecured creditors will be substantially less than the amounts shown in the accompanying Consolidated Balance Sheet. Until a plan of reorganization is confirmed, however, the Company cannot be certain of the final terms and provisions thereof or the ultimate amount creditors will receive.

     The net expense resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following (in thousands):

                                        Three Months               Six Months
                                           Ended                     Ended
                                           May 31                    May 31
                                      -----------------          ----------------
                                        1995     1994              1995    1994
                                        ----     ----              ----    ----
    Professional fees and other
      expenses directly related
      to bankruptcy                   $ 1,563  $ 1,624           $ 3,078  $3,296
    Interest income                    (1,232)    (701)           (2,322) (1,291)
                                       ------   ------             -----   -----
                                      $   331  $   923           $   756  $2,005
                                       ======   ======             =====   =====

     Interest income is attributable to the accumulation of cash and short-term investments subsequent to the petition date.


B.  INVESTMENTS

     On December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company holds certain equity securities having no cost basis, but which had a fair value of approximately $5.4 million as of the date of adoption. On a prospective basis, this amount has been included as an unrealized gain on investments in a separate component of shareholders' equity. The fair value of these investments, included in Other Assets in the Consolidated Balance Sheet, was approximately $12.0 million at May 31, 1995, resulting in an increase in net unrealized gains on investments of $6.6 million. Substantially all of these investments were sold in June, 1995 for $11.5 million.


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

     The Plan provides for procedures to resolve and discharge asbestos-related property damage claims. These procedures will require, among other things, that such claimants prove by application of a scientific protocol that the asbestos-containing insulation products for which they are seeking damages were manufactured by the Company.

     In addition, the Company is a defendant in various other litigation which was pending as of the petition date, which was discussed in Note L to the Consolidated Financial Statements for the fiscal year ended November 30, 1994. The Company intends to defend all litigation claims vigorously in the manner permitted by the Bankruptcy Code and applicable law. All pre-petition claims against the Company arising from litigation will be resolved in the context of a plan of reorganization in the chapter 11 cases. During the pendency of the chapter 11 cases, any unresolved litigation with respect to pre-petition claims can proceed against the Company only with the express permission of the Bankruptcy Court.

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

     The eventual outcome of the other litigation claims discussed herein cannot be reasonably predicted due to numerous uncertainties that are inherent in the reorganization process. The Company believes, however, that its provision for these claims is adequate. In addition, the Company may have insurance coverage for certain of these claims and may have various factual and legal defenses available to it.

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

    The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and six month periods ended May 31, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results for an entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------


    Sales for the second quarter ended May 31, 1995 were $225.4 million compared with $197.0 million for the second quarter of 1994. Operating income increased to $19.1 million from $17.5 million for the same period last year. Net income for the second quarter of 1995 was $16.8 million or $1.52 per share compared with $14.7 million or $1.33 per share in the second quarter of 1994.

    In the Automotive Group, which represented 53% of the Company's sales for the first half of 1995, the Wolverine Gasket Division experienced an excellent quarter. Wolverine is a leading supplier of gasket and brake materials to the worldwide automotive market. An expansion of the Division's Blacksburg, Virginia facility is underway because of the Division's continued market penetration. Hillsdale Tool Division also enjoyed an excellent quarter. This Division benefitted from its strong position as a supplier of components to the light truck, van, and sport utility vehicle segment of the market. The Plastics Division experienced improved results for the second quarter. High inventory levels of the General Motors All-Purpose Van, however, will adversely affect the Division's operations during the second half of the year. European operations enjoyed healthy demand for their products and increased their market share during the second quarter of 1995. Delayed start-ups of new programs and projected lower production levels for certain vehicle models will adversely affect some operations in the Automotive Group during the second half of 1995. This, however, should be offset by broader market penetration.

    The improved performance of the Construction Equipment Division accounted for much of the improvement in the Machinery Group. High levels of shipments of wheeled tractor scrapers and forklift trucks and continued improvement in operating efficiencies accounted for the gains. The results for the Electronics Division were similar to those for the second quarter of 1994. This Division has been able to develop products for the commercial aerospace market and also serves those segments of the defense market which have been less susceptible to funding cuts than others.

    In the Industrial Group, the Minerals Division, which manufacturers diatomaceous earth products primarily for the consumer, non-durable market, performed well during the quarter. Results of the remaining operations in the Group were mixed.

     Although economic activity generally remained at a high level during the second quarter, there are indications that certain segments of the business may not be as strong during the second half of 1995 as they were in the first half. This is likely to be particularly true for some operations serving the automotive industry. It is also anticipated that later in the year and entering fiscal 1996, operations which manufacture earth moving equipment for the worldwide construction market will see a decline.

    Interest expense has increased slightly to $1.0 million in the first six months of 1995 compared to $0.9 million in the same period in 1994 due to increases in interest rates. Contractual interest on debt outstanding was $2.3 million and $2.2 million in the second quarters of 1995 and 1994, respectively, and $4.5 million for the six month periods ended May 31, 1995 and 1994.

    Capital expenditures totaled $7.5 million in the second quarter of 1995 and $14.0 for the six months ended May 31, 1995 compared to $9.0 million and $16.3 million in the respective periods of 1994. The Company currently expects, however, that capital expenditures for the 1995 fiscal year will be somewhat higher than those for 1994 due in part to the expansion of the Blacksburg, Virginia operation.

    On February 28, 1995, the Company filed a plan of reorganization (the Plan) with the U.S. Bankruptcy Court, Southern District of Ohio, in Cincinnati, Ohio. The Plan was proposed jointly with the Injury Claimants' Committee (ICC) and the Legal Representative for Future Claimants (RFC). The ICC represents, among others, approximately 150,000 persons alleging injury due to exposure to asbestos-containing products manufactured by Eagle-Picher from 1934 to 1971. Future personal injury claimants are represented by the RFC. Since the filing of the Plan, the Company has continued to pursue its goal of achieving a plan of reorganization which has the support of the Unsecured Creditors' Committee and the Equity Security Holders' Committee appointed in its chapter 11 case, as well as the support of the ICC and RFC. To date, however, little progress has been made toward achieving this goal and there is no assurance that it will ever be achieved. As has been stated in past reports, under any plan of reorganization, pre-petition unsecured creditors will not receive satisfaction in full of their allowed claims. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or receive a distribution. At this time, it is not possible for the Company to estimate when a plan of reorganization will be confirmed and become effective.

    Reorganization expenses were $0.3 million in the second quarter of 1995 compared to $0.8 million in the same period of 1994, and these expenses were $0.9 million and $2.0 million for the first six months of 1995 and 1994, respectively. It is anticipated that the actual costs associated with the administration of the chapter 11 cases for the remainder of 1995 will increase from their current levels due to the filing of the Plan and the pursuit of confirmation thereof. However, any such increase should be offset by the additional investment income earned on cash balances due to higher interest rates in 1995.

                             PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

     During the quarter, the Company filed a motion seeking Bankruptcy Court approval of its settlement with the EPA, the Department of Interior and certain states resolving certain pre-petition claims against the Company based on environmental matters at most of the Company's known Superfund sites, including any alleged liability for natural resource damage. This settlement was previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 1994 and its report on Form 10-Q for the quarter ended February 28, 1995. Several parties publicly commented on the settlement and have filed objections to it with the Bankruptcy Court. No hearing has yet been scheduled before the Bankruptcy Court with respect to the Company's motion to approve the settlement.

     On June 21, 1995 the Bankruptcy Court approved the settlement resolving all pending charges of the United States Attorney in Denver, Colorado and the EPA against the Company's operations in Colorado Springs, Colorado. The Company previously reported these charges and the tentative settlement thereof in its Report on Form 10-K for the fiscal year ended November 30, 1994. The settlement remains subject in part to the approval of the United States District Court in Denver, Colorado.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The chapter 11 filings constituted a default under substantially all of the indebtedness of the Company and its affiliates. The obligations under the Company's pre-petition credit facility and other obligations owing to the lenders who were party to the pre-petition credit facility have been addressed in the debtor in possession financing agreement approved by the Bankruptcy Court on May 24, 1991. At that time, certain of such obligations were repaid and the remaining of such obligations were deemed to be post-petition.

     With respect to certain other secured obligations, the Company has been making settlements or "adequate protection" payments approved by orders of the Bankruptcy Court.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits
         --------

         10 - Eagle-Picher Industries, Inc. Supplemental Executive Retirement
              Plan, as amended May 3, 1995.

         27 - Financial Data Schedule.

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





                                       EAGLE-PICHER INDUSTRIES, INC.





                                       /s/ David N. Hall
                                       -------------------------------
                                       David N. Hall,
                                       Senior Vice President - Finance and
                                       Chief Financial Officer




                  DATE   July 13, 1995
                       -----------------

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.           Description
- ----------            -----------

  10                  Eagle-Picher Industries, Inc. Supplemental
                      Executive Retirement Plan, as amended
                      May 3, 1995


  27                  Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)