Form 10-Q
period 1995-08-31
EAGLE PICHER INDUSTRIES INC
filed 1995-10-16
CIK 30927

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1995              Commission file number 1-1499
                                                                         -------


                         EAGLE-PICHER INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              OHIO                                  31-0268670
---------------------------------      -----------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         580 Walnut Street, P. O. Box 779, Cincinnati, Ohio    45201
--------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
                                                  ------------------------------


                                (Not Applicable)
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.                                 Yes X   No
                                                                      ---    ---
11,040,932 shares of common capital stock, par value $1.25 per share, were outstanding at October 12, 1995.

                         EAGLE-PICHER INDUSTRIES, INC.

      QUARTERLY REPORT - FORM 10-Q - FOR THE QUARTER ENDED AUGUST 31, 1995


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


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                         EAGLE-PICHER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)




                                                 Three Months Ended       Nine Months Ended
                                                     August 31               August 31
                                                 ------------------       -----------------

                                                  1995      1994           1995     1994
                                                  ----      ----           ----     ----
    Net Sales                                   $210,723  $186,191       $633,704 $560,939
                                                 -------   -------        -------  -------

    Operating Costs and Expenses:
    Cost of products sold                        177,082   153,399        527,028  460,598
    Selling and administrative                    19,619    18,566         58,394   54,797
                                                 -------   -------        -------  -------

                                                 196,701   171,965        585,422  515,395
                                                 -------   -------        -------  -------

    Operating Income                              14,022    14,226         48,282   45,544

    Interest expense                                (459)     (437)        (1,446)  (1,346)
    Gain on sale of investment                    11,505      -            11,505     -
    Other income                                     558       282            964      520
                                                 -------   -------        -------  -------

    Income Before Reorganization
      Items and Taxes                             25,626    14,071         59,305   44,718

    Reorganization items                            (132)     (979)          (888)  (2,984)
                                                 -------   -------        -------  -------

    Income Before Taxes                           25,494    13,092         58,417   41,734

    Income Taxes                                   2,100     1,359          5,215    4,293
                                                 -------   -------        -------  -------

    Net Income                                  $ 23,394  $ 11,733       $ 53,202   37,441
                                                 =======   =======        =======  =======


    Income per Share                               $2.12     $1.06          $4.82    $3.39
                                                 =======   =======        =======  =======





    See accompanying notes to the consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


ASSETS                                                      Aug. 31    Nov. 30
                                                             1995       1994
                                                           --------   --------
CURRENT ASSETS
  Cash and cash equivalents                                $100,398   $ 92,606
  Receivables, less allowances                              115,406    109,130
  Income tax refund receivable                                  764      2,246
  Inventories:
    Raw materials and supplies                               49,991     47,777
    Work in process                                          19,632     19,444
    Finished goods                                           17,870     14,761
                                                            -------   --------
                                                             87,493     81,982
  Prepaid expenses                                           21,019     10,295
                                                            -------   --------

        Total current assets                                325,080    296,259
                                                           --------   --------

PROPERTY, PLANT AND EQUIPMENT                               430,296    408,018
  Less accumulated depreciation                             282,285    263,369
                                                           --------   --------
        Net property, plant and equipment                   148,011    144,649

DEFERRED INCOME TAXES                                        59,624     43,924

OTHER ASSETS                                                 42,519     36,275
                                                           --------   --------

        Total Assets                                       $575,234   $521,107
                                                           ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                          $ 41,123   $ 43,691
  Long-term debt - current portion                             1,531      1,726
  Income taxes                                                 6,240      5,223
  Other current liabilities                                   38,956     35,321
                                                            --------   --------
        Total current liabilities                             87,850     85,961
                                                            --------   --------

LIABILITIES SUBJECT TO COMPROMISE                          1,657,017  1,657,265

LONG-TERM DEBT - less current portion                         18,237     19,896

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                   22,058     21,070

OTHER LONG-TERM LIABILITIES                                    2,402      3,608
                                                            --------    -------

        Total liabilities                                  1,787,564  1,787,800
                                                          ----------  ---------

                         EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                       Aug. 31    Nov. 30
                                                         1995       1994
                                                       --------   --------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share
     authorized 30,000,000 shares, issued
     11,125,000 shares                                 $ 13,906   $ 13,906
  Additional paid-in capital                             36,378     36,378
  Foreign currency translation                            2,706      2,054
  Unrealized gain on investment                             509       -
  Accumulated deficit                                (1,263,916)(1,317,118)
                                                      ---------  ---------
                                                     (1,210,417)(1,264,780)

Cost of 84,068 common treasury shares                    (1,913)    (1,913)
                                                       --------   --------

        Total Shareholders' Equity (Deficit)         (1,212,330)(1,266,693)
                                                      ---------  ---------

        Total Liabilities and Shareholders' Equity
          (Deficit)                                    $575,234   $521,107
                                                       ========   ========



See accompanying notes to the consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                          Nine Months Ended
                                                               August 31
                                                          ------------------
                                                            1995       1994
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 53,202   $ 37,441
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                      21,872     19,604
         Gain on sale of investment                        (11,505)      -
         Changes in assets and liabilities:
            Receivables                                     (6,276)   (10,064)
            Inventories                                     (5,511)    (2,750)
            Prepaid expenses                               (10,724)    (4,696)
            Deferred taxes                                 (15,700)   (13,000)
            Accounts payable                                (2,568)     1,539
            Accrued liabilities                              3,635      6,084
            Other                                           (3,761)     2,088
                                                             ------    -------

               Net cash provided by operating
               activities before changes in
               liabilities subject to compromise            22,664     36,246

         Changes in liabilities subject
            to compromise                                     (248)       (97)
                                                            ------   --------

               Net cash provided by
               operating activities                         22,416     36,149


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment                         11,505       -
   Capital expenditures                                    (24,794)   (24,365)
   Other                                                       559      1,050
                                                            ------   --------

               Net cash used in
               investing activities                        (12,730)   (23,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                              (1,894)    (2,571)
                                                           -------   --------

               Net cash used in
               financing activities                         (1,894)    (2,571)

                         EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                           Nine Months Ended
                                                                August 31
                                                           -------------------
                                                             1995       1994
                                                             ----       ----
Net increase (decrease) in cash and cash equivalents           7,792    10,263

Cash and cash equivalents, beginning of period                92,606    84,574
                                                              ------    ------

Cash and cash equivalents, end of period                    $100,398  $ 94,837
                                                            ========  ========


Supplemental cash flow information:
  Cash paid during the year:
     Interest paid                                          $  1,422  $  1,318
     Income taxes paid (net of refunds received)            $ 18,416  $ 13,243

  Cash paid during the quarter:
     Interest paid                                          $    467  $    438
     Income taxes paid (net of refunds received)            $  8,297  $  4,324





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

     On November 9, 1993, the Company reached an agreement on the principal elements of a joint plan of reorganization that provides a basis for the Company and its subsidiaries to emerge from chapter 11. The agreement is with the ICC and the RFC, the representatives of the holders of present and future asbestos-related and other toxic tort claims, and was reached with the assistance of the mediator appointed by the Bankruptcy Court. As a consequence of this agreement, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise to $1.5 billion. The Company also recorded a provision of $41.4 million in 1993 for environmental and other litigation claims in anticipation of settlement of such claims.

     Throughout 1994, the Company, the ICC and the RFC continued to refine the details of a joint plan of reorganization (the "Plan"). On February 28, 1995, the Company, in conjunction with the ICC and the RFC, filed the Plan and a proposed Disclosure Statement in connection with the Plan with the Bankruptcy Court. The Plan does not have the support of the UCC or the ESC. The Bankruptcy Court has not set a date to consider approval of the Disclosure Statement. Implementation of the treatment of claims and interests as provided in the Plan is subject to confirmation of the Plan in accordance with the provisions of the Bankruptcy Code.

     The Plan is premised on a settlement of the Company's liability for all present and future asbestos and lead personal injury claims. These claims will be channeled to and resolved by an independently administered claims trust (the "PI Trust"), and pursuant to such settlement, the PI Trust will have under the Plan an allowed pre-petition unsecured claim in the amount of $1.5 billion (the "PI Trust Claim") on behalf of all present and future asbestos and lead personal injury claims. The Plan also provides for, and its effectiveness is conditioned on, the issuance of an order permanently prohibiting and enjoining all holders of asbestos and lead personal injury claims from asserting or pursuing such claims against the reorganized Company.

     Pursuant to the Plan, the Company will distribute certain amounts of cash, debt securities, and common stock of the reorganized Company to the PI Trust and to holders of allowed unsecured claims on a pro-rata basis proportionate to the percentage of their claims to the total of the Liabilities Subject to Compromise. The Plan also provides that priority claims and convenience claims (general unsecured claims in an amount less than or equal to $500 or which have been reduced by the claimant to $500 or less) will be paid in full, in cash. The Plan does not provide for any distribution to shareholders and their equity will be canceled.

     The claims of the federal government and of certain states alleging pre-petition environmental liabilities are also addressed in the Plan.
Pursuant to the Plan, these claims will be treated in accordance with a settlement agreement that has been executed by the Company, the United States Environmental Protection Agency (the "EPA"), the Department of Interior, and certain states. This agreement is subject to the approval of the Bankruptcy Court. Pursuant to the agreement, the Company's liability at 23 specified Superfund sites and one site resolved with a state has been resolved and is to be treated under the Plan as a pre-petition unsecured claim of approximately $43.0 million. The agreement also provides that certain additional sites, for which the parties have insufficient information to negotiate a meaningful settlement at this time, may be resolved in the future when such information is known. Any liability for these additional sites will be satisfied at such future time essentially with the same type and amount of consideration that pre-petition general unsecured creditors will receive with respect to their allowed claims pursuant to a confirmed plan of reorganization in the chapter 11 cases.

     During the quarter, the Company filed a motion requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. As set forth in the motion, the estimate of such aggregate liability would be for the purpose of determining the appropriate distributions to creditor classes under the Plan or any other plan that may be proposed in the chapter 11 cases. The hearing on the motion is expected to be concluded on October 17, 1995. When the Bankruptcy Court renders its decision with respect to the motion and depending on what such decision states, it may be necessary to amend the Plan to reflect such decision. Such an amendment may alter, among other things, the amount of the allowed PI Trust Claim, the allocation of the consideration to be distributed under the Plan among the various creditor constituencies, and therefore the value creditors ultimately will receive. At this time, the Company is not able to predict when the Bankruptcy Court will render its decision with respect to the motion or what such decision may be.

      In view of the foregoing and the fact that an effective date of November 30, 1995 for a plan of reorganization is no longer achievable, the previous estimates made by the Company that approximately 91% of the consideration distributable under the Plan will be distributed to the PI Trust and that each holder of an allowed pre-petition unsecured claim that is not channeled to the PI Trust will ultimately receive consideration under the Plan having a value equal to approximately 42.5% of its allowed claim, may change. At this time, it is not possible for the Company to estimate when a plan of reorganization will be confirmed and become effective.

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                           August 31,      November 30,
                                             1995              1994
                                             ----              ----
Asbestos liability                       $1,500,000        $1,499,993
Long-term debt (unsecured portion)           62,004            62,004
Accounts payable                             41,210            41,074
Accrued and other liabilities                53,803            54,194
                                          ---------         ---------
                                         $1,657,017        $1,657,265
                                          =========         =========

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities subject to compromise listed above have been reported on the basis of the expected amount of the allowed claims even though it is expected that distributions under a plan of reorganization with respect to such claims may be in lesser amounts. Upon confirmation of a plan of reorganization, the Company would utilize the fresh-start reporting principles contained in the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which would result in adjustments relating to the amounts and classification of recorded assets and liabilities, determined as of the plan confirmation date. Pursuant to the Plan, the ultimate consideration to be received by the unsecured creditors will be substantially less than the amounts shown in the accompanying Consolidated Balance Sheet. Until a plan of reorganization is confirmed, however, the Company cannot be certain of the final terms and provisions thereof or the ultimate amount creditors will receive.

     The net expense resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following (in thousands):

                                        Three Months              Nine Months
                                           Ended                    Ended
                                          August 31                August 31
                                      -----------------         --------------
                                        1995     1994             1995    1994
                                        ----     ----             ----    ----
    Professional fees and other
      expenses directly related
      to bankruptcy                   $ 1,539  $ 1,961          $ 4,617  $5,257
    Interest income                    (1,407)    (982)          (3,729) (2,273)
                                       ------   ------            -----   -----
                                      $   132  $   979          $   888  $2,984
                                       ======   ======            =====   =====

     Interest income is attributable to the accumulation of cash and short-term investments subsequent to the petition date.


B.  INVESTMENTS
    -----------
     On December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company held certain equity securities having no cost basis, but which had a fair value of approximately $5.4 million as of the date of adoption. Substantially all of these investments were sold in June, 1995 resulting in a realized gain of $11.5 million.

C.  LITIGATION
    ----------
     As discussed in Note K to the Consolidated Financial Statements included in the Company's Annual Report, which Statements are also incorporated in the Company's Report on Form 10-K for the fiscal year ended November 30, 1994, the accompanying Consolidated Financial Statements include an estimated liability related to claims associated with the Company's sale of asbestos-containing insulation products. Litigation with respect to asbestos-related claims was stayed by reason of the chapter 11 filing.

     Many of the asbestos-related claims filed in the chapter 11 cases do not provide sufficient information to enable the Company to determine whether or not it has liability for the claim or to definitively value any such liability. Similarly, the Company is not able to project precisely the number and value of future claims. The Company, however, is certain that it has significant liability with respect to the 160,000 proofs of claim which were filed against the Company pursuant to the September 30, 1992 bar date and which allege asbestos-related personal injury. The Company also is certain that there is significant liability with respect to future asbestos-related personal injury claims. As discussed in footnote A in this Report, the Company filed a motion requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. Utilizing information available from the Company and from other sources, the Company's expert and the experts retained by the committees and the RFC appointed in the chapter 11 cases have given opinions as to this liability in the hearing before the Bankruptcy Court on the motion. Although the hearing on the motion is expected to conclude on October 17, 1995, the Company is not able to predict when the Bankruptcy Court will render its decision on this motion or what such decision may be.

     There are forty lawsuits pending, but stayed, against the Company, resulting from the presence of asbestos-containing products in buildings. The pending lawsuits typically named numerous defendants, were filed in both state and federal courts, and were brought by school districts, cities, states, counties, universities, hospitals, a public library and commercial building owners. The lawsuits typically demanded compensation for any costs incurred in identifying, repairing, encapsulating or removing asbestos-containing products, or sought to have the defendants do these things directly. Many lawsuits also sought punitive damages. At least three of the pending cases have been certified as class actions and one was conditionally certified. Class certification was sought by the plaintiffs in two other cases. One of such cases has been dismissed; the other is still pending. Prior to filing its chapter 11 petition, the Company settled seven asbestos- related property damage cases for less than $22,000 in the aggregate.

     The Plan currently provides for procedures to resolve and discharge asbestos-related property damage claims. These procedures will require, among other things, that such claimants prove by application of a scientific protocol that the asbestos-containing insulation products for which they are seeking damages were manufactured by the Company.

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

    The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and nine month periods ended August 31, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of results for an entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------


    Sales for the third quarter ended August 31, 1995 were $210.7 million compared with $186.2 million for the third quarter of 1994. Operating income declined to $14.0 million from $14.2 million for the same period last year. Net income for the third quarter of 1995 was $23.4 million or $2.12 per share compared with $11.7 million or $1.06 per share for the same period of 1994. This increase is a result of the Company's realization of a pretax gain of $11.5 million on the sale of securities during the quarter.

    Generally, the economy continued to perform at a reasonably high level. However, profitability was adversely affected in the Automotive Group due to difficulty in recovering from customers increases in raw material costs. This is a concern, particularly if a decline in automotive production should occur. Profitability was also impacted by product development costs for new programs which are expected to come on-line during the next two fiscal quarters. These new programs have also contributed to increased deferred tooling costs reflected primarily in the prepaid expenses and other asset captions in the Consolidated Balance Sheet. These costs should be recovered from customers throughout the fourth quarter of 1995 and into early 1996. European operations, particularly those in Germany, continued to experience high levels of demand throughout the third quarter of 1995. After the close of the third quarter, the Company announced its intention to sell the injection molding and microcellular portions of the Orthane Division's business.

    Further improvements by the Construction Equipment Division accounted for much of the gain in the Machinery Group during the period. Shipments of wheeled tractor scrapers and forklift trucks were at a high level and continued improvement in operating efficiencies accounted for much of this gain in profitability. It is anticipated, however, that production schedules for wheeled tractor scrapers in the fourth quarter and the beginning of 1996 will be reduced.

    In the Industrial Group, the Minerals Division, which manufactures diatomaceous earth products, experienced increases in sales and earnings over the third quarter of 1994 due to a stronger demand for absorbent and filter-aid products. The Specialty Materials Division, a manufacturer of germanium, boron, and gallium compounds used in the electronics and nuclear industries, introduced a relatively successful new boron product line in 1994. This new product line, along with strong demand for boron products used in semiconductors, has contributed to increased sales and profitability.

    Interest expense has not changed appreciably in 1995. It was $1.4 million in the first nine months of 1995 compared to $1.3 million in the same period in 1994. Contractual interest on debt outstanding was $2.2 million in the third quarters of 1995 and 1994, and $6.7 million for the nine month periods ended August 31, 1995 and 1994.

    Capital expenditures totaled $10.8 million in the third quarter of 1995 and $24.8 for the nine months ended August 31, 1995 compared to $8.1 million and $24.4 million in the respective periods of 1994. The Company currently expects that capital expenditures for the 1995 fiscal year will be somewhat higher than those for 1994 due in part to the expansion of the Blacksburg, Virginia operation.

    On February 28, 1995, the Company filed a plan of reorganization (the Plan) with the U.S. Bankruptcy Court, Southern District of Ohio, in Cincinnati, Ohio. The Plan was proposed jointly with the Injury Claimants' Committee ("ICC") and the Legal Representative for Future Claimants ("RFC"). The ICC represents, among others, approximately 150,000 persons alleging injury due to exposure to asbestos-containing products manufactured by Eagle-Picher from 1934 to 1971. Future personal injury claimants are represented by the RFC. The Plan does not have the support of either the Unsecured Creditors' Committee or the Equity Security Holders' Committee appointed in the chapter 11 cases. As has been stated in past reports, under any plan of reorganization, pre-petition unsecured creditors will not receive satisfaction in full of their allowed claims. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or receive a distribution.

    During the quarter, the Company filed a motion requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. The hearing on the motion is expected to be concluded on October 17, 1995. When the Bankruptcy Court renders its decision with respect to the motion and depending on what such decision states, it may be necessary to amend the Plan to reflect such decision. At this time, the Company is not able to predict when the Bankruptcy Court will render its decision with respect to the motion or what such decision may be. The Company also is unable to predict when a plan of reorganization will be confirmed and become effective.

    Reorganization expenses were $0.1 million in the third quarter of 1995 compared to $1.0 million in the same period of 1994, and these expenses were $1.0 million and $3.0 million for the first nine months of 1995 and 1994, respectively. It is anticipated that the actual costs associated with the administration of the chapter 11 cases for the remainder of 1995 will increase from their current levels due to the filing of the Plan and the filing of the motion referred to above. However, any such increase should be offset by the additional interest income earned on cash balances.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

    (a)  Chapter 11 Proceedings.
         ----------------------
    On June 9, 1995, the Bankruptcy Court entered an order disallowing seven proofs of claim filed in the Company's chapter 11 case in which the claimants asserted liability for personal injuries from lead chemicals allegedly manufactured and sold by the Company. These claims were previously discussed in the Company's Report on Form 10-K for the fiscal year ended November 30, 1994.

    During the quarter, the Company filed a motion requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. As set forth in the motion, the estimate of such aggregate liability would be for the purpose of determining the appropriate distributions to creditor classes under the plan which has been filed or any other plan that may be proposed in the chapter 11 cases. The hearing on the motion is expected to be concluded on October 17, 1995. When the Bankruptcy Court renders its decision with respect to the motion and depending on what such decision states, it may be necessary to amend the plan which has been filed to reflect such decision. At this time, the Company is not able to predict when the Bankruptcy Court will render its decision with respect to the motion or what such decision may be. The Company also is unable to predict when a plan of reorganization will be confirmed and become effective.

    (b)  Environmental.
         -------------
    After the close of the quarter, on September 26, 1995, the United States District Court in Denver, Colorado accepted the plea agreement between the Company and the United States resolving all charges of the United States Attorney in Denver, Colorado against the Company's operations in Colorado Springs, Colorado. These charges, related compliance issues raised by the EPA, and the tentative settlement of all such matters were previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 1994. The Company also reported the Bankruptcy Court's approval of the settlement of all such matters in its Report on Form 10-Q for the quarter ended May 31, 1995. With the acceptance of the agreement by the District Court in Denver, Colorado, all such matters are resolved and the settlement thereof is final.

    After the close of the quarter, on September 11, 1995, the United States filed a motion seeking Bankruptcy Court approval of the settlement among the Company, the EPA, the Department of Interior and certain states resolving certain pre-petition claims against the Company based on environmental matters at most of the Company's known Superfund sites, including any alleged liability for natural resource damage. This settlement was previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 1994 and its Reports on Form 10-Q for the quarters ended February 28, 1995 and May 31, 1995. As reported in its Report on Form 10-Q for the quarter ended May 31, 1995, the Company also filed a motion during the second quarter of 1995 seeking Bankruptcy Court approval of this settlement. Several parties have publicly commented on the settlement and have filed objections to it with Bankruptcy Court. The Bankruptcy Court has scheduled a hearing for November 15, 1995, at which it will consider the motions of the United States and the Company to approve the settlement.

    (c)  Other.
         -----
    Litigation brought by Moltan Company against the Company and its Eagle-Picher Minerals, Inc. subsidiary has been resolved. This litigation was previously reported in the Company's Report on Form 10-K for the fiscal year ended November 30, 1994. Pursuant to the parties' settlement, the preliminary injunction enjoining Moltan from selling its products with labels containing false and misleading information has been converted into a permanent injunction. In addition, Moltan has paid $100,000 to the Company and its subsidiary in settlement of their damage claims against Moltan. Finally, all claims which Moltan has asserted or could assert against the Company and its subsidiary have been dismissed with prejudice.


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

         27 - Financial Data Schedule.

                                   SIGNATURES
                                   ----------




             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   EAGLE-PICHER INDUSTRIES, INC.





                                   /s/ David N. Hall
                                   -----------------------------
                                   David N. Hall,
                                   Senior Vice President - Finance and
                                   Chief Financial Officer




             DATE  October 12, 1995
                 ------------------

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.           Description
-----------           -----------




  27                  Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)