Form 10-K405
period 1995-11-30
EAGLE PICHER INDUSTRIES INC
filed 1996-02-28
CIK 30927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

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

                                YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 23, 1996 was $1,313,029 based upon the average of the bid and asked prices as of such date. On February 23, 1996, 11,040,932 shares of the registrant's Common Stock were outstanding. The registrant had and has no other classes of stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Excerpts from registrant's Annual Report for the fiscal year ended November 30, 1995 -- Incorporated in Part I and Part II.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      NOTE

     This copy of Eagle-Picher's Form 10-K for 1995 includes only Exhibits 13, 21, 23, 24(a), 24(b), 27 and 99.

     In accordance with SEC requirements, copies of the following exhibits will be furnished upon payment of a fee of ten cents per page. Please remit the proper amount with your request to:

                               James A. Ralston, Vice President,
                                 General Counsel and Secretary
                               Eagle-Picher Industries, Inc.
                               P. O. Box 779
                               Cincinnati, Ohio 45201.

     Exhibits not included in this Form 10-K for 1995 have the following number of pages (see list of Exhibits in Part IV, Item 14(a)(3)):

3.   (i)   -- 10    4.   (a)      --  99    10.  (a)  --  6
     (ii)  -- 12         (b)(i)   -- 120         (b)  --  6
                         (b)(ii)  --   5         (c)  --  9
                                                 (d)  --  4

                               TABLE OF CONTENTS

ITEM                                                                                       PAGE
----                                                                                       ----
                                                                                         PART I
  1.  Business...........................................................................     3
  2.  Properties.........................................................................     5
  3.  Legal Proceedings..................................................................     6
  4.  Submission of Matters to a Vote of Security Holders................................    13
                                                                                        PART II
  5.  Market for the Registrant's Common Equity and Related Stockholder Matters..........    14
  6.  Selected Financial Data............................................................    14
  7.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations.........................................................................    14
  8.  Financial Statements and Supplementary Data........................................    14
  9.  Changes In and Disagreements with Accountants on Accounting and Financial
      Disclosure.........................................................................    14
                                                                                       PART III
 10.  Directors and Executive Officers of the Registrant.................................    15
 11.  Executive Compensation.............................................................    18
 12.  Security Ownership of Certain Beneficial Owners and Management.....................    21
 13.  Certain Relationships and Related Transactions.....................................    21
                                                                                        PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................    22
Signatures...............................................................................    23
Exhibit Index............................................................................    24

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

     On January 7, 1991, the Company and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code ("chapter 11"). The chapter 11 filings were the consequence of a cash shortfall resulting from the Company's inability to satisfy certain immediate asbestos litigation liabilities. See Item 3.(a) below.

  Financial Information About Industry Segment.

     The Company's major industry segments are:

        1. Industrial;

        2. Machinery; and

        3. Automotive.

Industry Segment Data is incorporated herein by reference to Exhibit 13, the Company's Annual Report for the fiscal year ended November 30, 1995, pages 29-30.

  Narrative Description of Business.

     The Industrial Group, which is composed of three divisions and operations in three other divisions, produces a variety of products for industrial markets, principally manufacturers of consumer products. The Minerals Division mines and refines diatomaceous earth products used for high purity filtration primarily by the food and beverage industry and also for general industrial applications. The Fabricon Products Division produces printed packaging materials for the dairy and confectionery industries. The Specialty Materials Division refines rare metals, such as high purity germanium and gallium compounds, and is a major source of boron isotopes for nuclear applications. This Division also produces a wide range of super-clean containers, which meet strict EPA protocols, for environmental sampling. Other products manufactured in the Industrial Group include custom designed cast plastic parts, injection molded rubber parts and industrial chemicals.

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

     The Machinery Group consists of five divisions, which are involved in manufacturing products for various industrial markets. The Construction Equipment Division produces earthmoving equipment for Caterpillar Inc. and a line of heavy-duty industrial forklift trucks. The Electronics Division is a leading supplier of sophisticated special purpose batteries for aerospace and defense applications. The Cincinnati Industrial Machinery Division produces specialized high-volume metal cleaning and finishing systems. The Ross Aluminum Foundries Division manufactures complex aluminum castings in sand and plaster. Transicoil Inc. manufactures sophisticated electronic components for aerospace, shipboard, ground-based, and industrial applications.

     The principal products manufactured by the Machinery Group are distributed through various methods and in a variety of competitive environments. The Electronics Division bids competitively for numerous fixed price government contracts for special purpose batteries. The Division is a recognized leader in this business and has a few competitors for some highly technological products, but many large and small competitors for other products. The Construction Equipment Division is the sole supplier of four lines of earthmoving equipment to its longstanding largest customer, Caterpillar Inc. The forklift trucks are distributed through a dealer network.

     The Automotive Group consists of ten divisions, which are involved largely in the production and sale of mechanical, structural and trim parts for passenger cars, trucks, vans, and recreational and sport utility vehicles. The Hillsdale Tool Division specializes in the manufacture of precision-machined aluminum and steel parts. Typical machined products include torsional vibration dampers and a variety of castings and forgings. The Division also produces the entire front pump assembly for Ford Motor Co.'s electronic four-speed overdrive transmission primarily used on one-half and three-quarter ton pick-up trucks, vans and sport utility vehicles. The Plastics Division is a major supplier of fiberglass reinforced molded plastic parts to automotive and other customers. The Division also produces the fiberglass reinforced plastic roof panels for General Motors Corporation's all-plastic body, all-purpose vehicle. The Wolverine Gasket Division coats steel and aluminum with elastomeric compounds and produces materials which are particularly suitable for high compression applications. The International Operations Division includes Eagle-Picher Industries Europe GmbH, with responsibility over three plants in Europe which manufacture sealing and insulating products, elastomeric extrusions, and injection molded parts for the European automotive market. The Division also includes a sales and engineering office in Japan that serves the Asian market. The Trim Division manufactures automotive interior trim including headliners, rear package trays, spare tire covers and door panels. The Michigan Automotive Research Corporation Division offers vehicle and vehicle system manufacturers a comprehensive range of testing programs for engines, power trains and power train components. The Rubber Molding Division manufactures small rubber precision-molded parts. The Suspension Systems Division, which was formerly part of the Rubber Molding Division, manufactures engineered rubber and rubber-to-metal products. The department of the Orthane Division which produces injection-molded plastic parts for automotive and industrial applications was sold in January 1996. Certain assets of the Orthane Division, related to the elastomeric extrusion process, were transferred to the new Fluid Systems Division.

     The Automotive Group distributes its products primarily to the "Big Three" automotive manufacturers, or to other suppliers to those manufacturers, directly through internal sales personnel. With respect to the hundreds of products manufactured by the Automotive Group, competition varies widely as to the number and type of competitors, the methods of competition and the Group's competitive positions. Divisions producing precision-machined parts, such as Hillsdale Tool Division, tend to have a few strong competitors (including among others the automotive manufacturers themselves) and compete on the basis of quality and price. Divisions such as Trim and Wolverine Gasket tend to have many competitors of varying sizes and compete primarily on the basis of price. Generally, competitive conditions for this Group are characterized by a decreasing number of competitors, an increasing amount of foreign competition (particularly from the Far East), an increased emphasis on quality and intense pricing pressures from major customers.

     No product accounted for more than 7%, and no customer accounted for more than 10%, of total sales of the Company for fiscal 1993 through fiscal 1995 except Ford Motor Co., for which sales were $166.8 million in 1995, $165.3 million in 1994, and $148.0 million in 1993, and General Motors Corporation, in 1994 and 1993, when sales were $81.4 million and $73.1 million, respectively. In addition, the Company is not dependent upon any individual raw material source for a substantial part of its business and believes that its sources of raw materials are adequate.

     In the Machinery Group, order backlog was approximately $182.5 million as of November 30, 1995, $190.1 million as of November 30, 1994 and $148.1 million as of November 30, 1993. The decrease from the prior year is due primarily to softer demand for capital equipment and heavy-duty forklift trucks and better efficiencies in producing forklift trucks which worked off the prior year backlog. A substantial portion of the order backlog outstanding at November 30, 1995 is expected to be filled within the current fiscal year. In no other segment is order backlog of significance, except in the Specialty Materials Division which had order backlogs of $34.4 million as of November 30, 1995, and $25.1 million and $19.9 million as of November 30, 1994 and 1993, respectively.

     In fiscal 1995, the Company spent approximately $19.9 million for research and development and related activities, primarily for the development of new products or the improvement of existing products. Comparable costs were $21.1 million and $17.1 million for 1994 and 1993, respectively.

     The Company owns or is licensed under patents relating to methods and products in several areas of its business. Although these have been of value and are expected to be of value in the future, the loss of any individual patent or group of patents would not materially affect the conduct of the Company's business.

     In the fiscal years 1995, 1994, and 1993, for current operations the Company spent approximately $10.9 million, $9.6 million and $8.6 million, respectively, to comply with federal, state and local regulatory provisions relating to the protection of the environment. This level of expenditures has had no material effect on the earnings or competitive position of the Company or its operations during the period described. The Company expects these expenditures to be approximately $12.3 million in fiscal 1996. See Item 3.(d) for information with respect to various other environmental proceedings.

     As of November 30, 1995, the Company employed approximately 7,500 persons in its operations, of whom approximately 1,900 were salaried employees and approximately 5,600 were hourly employees. Approximately 20% of the Company's hourly employees are represented by eight labor organizations under twelve separate contracts. The thirteenth contract is currently being negotiated. The Company believes that its relations with its employees generally are good.

     Export sales totaled approximately $92.5 million, $76.9 million and $73.2 million in fiscal 1995, 1994 and 1993, respectively. The revenues generated by foreign operations do not exceed 10% of consolidated revenues, nor do their identifiable assets exceed 10% of consolidated total assets.

     The Company's debtor-in-possession financing expires on the earlier of December 31, 1996 or the effective date of a plan of reorganization. Should a plan not become effective by the end of 1996, the Company would expect to have the current facility extended as long as necessary.

ITEM 2.  PROPERTIES.

     Eagle-Picher Industries, Inc. manufactures at 57 locations a wide variety of products primarily for other manufacturers. Types of manufacturing include, among others, chemical processing, mining, metal fabricating, aluminum casting, precision machining, electronic and electrical assembling, and rubber and plastic molding and extruding.

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

     The Company considers the following plants to be its most important physical properties:

                                                      LOCATION          GENERAL CHARACTER
                                                  ----------------    ---------------------
    INDUSTRIAL GROUP
    Minerals Division...........................  Lovelock, NV        Processing facility
    MACHINERY GROUP
    Electronics Division........................  Joplin, MO          Manufacturing plants
                                                                      (six locations)
    Construction Equipment Division.............  Lubbock, TX         Fabrication and
                                                                      assembly facility
    AUTOMOTIVE GROUP
    Hillsdale Tool Division.....................  Hillsdale, MI       Manufacturing plants
                                                                      (four locations)
    Plastics Division...........................  Grabill, IN         Manufacturing plant.

     All of such properties are held in fee and none of them is subject to any major encumbrances.

ITEM 3.  LEGAL PROCEEDINGS.

  (a) Chapter 11 Proceedings.

     On January 7, 1991 ("petition date"), the Company and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio ("Bankruptcy Court"). The subsidiaries that filed chapter 11 petitions are Daisy Parts, Inc., Transicoil Inc., Michigan Automotive Research Corporation ("MARCO"), EDI, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Europe, Inc., and Hillsdale Tool & Manufacturing Co. On November 30, 1991, substantially all of the assets of EDI, Inc. were sold pursuant to authority granted by the Bankruptcy Court. All of the chapter 11 cases have been consolidated for procedural purposes only under the caption: "In re Eagle-Picher Industries, Inc., et al.," Consolidated Case No. 1-91-00100, before the Honorable Burton Perlman, United States Bankruptcy Judge. The Company and its petitioning subsidiaries, other than EDI, Inc., are operating their businesses and managing their properties as debtors in possession, in accordance with the provisions of the Bankruptcy Code.

     The filing of a chapter 11 petition operates as an automatic stay of all litigation against the debtor that was or could have been commenced before the filing of the chapter 11 petition and of any act to collect or recover a claim against the debtor that arose before the commencement of the chapter 11 case. While claimants or the Company may petition the Bankruptcy Court for a modification of the stay to permit such litigation or claim recovery to proceed, the Company believes that it is unlikely that the Bankruptcy Court will grant such permission except in certain limited instances to permit the liquidation of a pre-petition claim, but not any payment or collection efforts with respect thereto. Consistent with the provisions of chapter 11, the Company intends to address all of the pre-petition claims in a plan of reorganization.

     An Unsecured Creditors' Committee ("UCC"), an Injury Claimants' Committee ("ICC"), an Equity Security Holders' Committee ("ESC") and a Legal Representative for Future Claimants ("RFC") have been appointed in the chapter 11 cases. An unofficial asbestos co-defendants' committee has also been participating in the chapter 11 cases. In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard with respect to transactions outside the ordinary course of business.

     At the Company's request, the Bankruptcy Court established a bar date of October 31, 1991 for all pre-petition claims against the Company other than those arising from the sale of asbestos-containing products and other than those arising from any future rejection of executory contracts or unexpired leases in the chapter 11 cases. The bar date is the date by which claimants who disagree with the amounts recorded by the Company as owing to such claimants must file a proof of claim against the Company in the Bankruptcy Court. The Company notified all known or potential claimants subject to the October 31, 1991 bar date of their possible need to file a proof of claim with the Bankruptcy Court. Of the 5,600 claims filed pursuant to this bar date, 2,675 were general claims (e.g. vendor, note holder and other miscellaneous claims), 1,325 were litigation-related claims and environmental claims, and 1,600 were asbestos-related claims.

     Substantially all of the general claims have been reconciled by the Company. Such claims, as reconciled, have been allowed as pre-petition claims against the Company's estate. The impact of these reconciliations on the Company's financial statements was not material. The Company continues to attempt to negotiate settlements for the remaining unreconciled general claims. If they cannot be resolved by a negotiated settlement, the Company intends to have them resolved by the Bankruptcy Court. The Company does not expect that the impact of the resolution of these claims will be material. The litigation-related and environmental claims are discussed in subsections (c) and
(d) respectively, below.

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

     The Bankruptcy Court has approved five extensions of the periods during which the Company has the exclusive right to file and confirm a chapter 11 plan under section 1121(a) of the Bankruptcy Code ("Exclusive Periods"). The most recent order of the Bankruptcy Court, entered on May 23, 1995, provides that the Exclusive Periods are extended until further order of the Bankruptcy Court.

     On June 5, 1992, a mediator was appointed by the Bankruptcy Court to assist the Company, the ICC, the UCC, the RFC and the ESC in their efforts to negotiate a consensual plan of reorganization. On November 9, 1993, the Company reached an agreement ("Agreement") on the principal elements of a joint plan of reorganization with the ICC and the RFC, the representatives of the holders of present and future asbestos-related and other toxic tort claims in the Company's chapter 11 case. The Agreement was reached with the assistance of the mediator appointed by the Bankruptcy Court.

     As a consequence of the Agreement, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise to $1.5 billion. The Company also recorded a provision of $41.4 million in 1993 for environmental and other litigation claims.

     Throughout 1994, the Company, the ICC and the RFC continued to refine the details of a joint plan of reorganization. On February 28, 1995, the Company and its petitioning subsidiaries filed a plan of reorganization and accompanying disclosure statement with the Bankruptcy Court ("Original Plan"). The Original Plan was proposed jointly with the ICC and the RFC.

     The Original Plan was premised on the settlement of the Company's liability for all present and future asbestos-related personal injury claims and certain other tort claims contemplated by the Agreement. Pursuant to the Original Plan, these claims were to be channeled to and resolved by an independently administered claims trust ("Trust") and the Bankruptcy Court would issue an injunction with respect to such claims. The injunction would forever stay, restrain and enjoin actions against the Company for the purpose of, directly or indirectly, collecting, recovering, or receiving payment of, on or with respect to any personal injury claims resulting from exposure to asbestos-containing products allegedly manufactured or sold by the Company. In 1994, the Bankruptcy Code was amended to add, among others, new subsections 524(g) and (h), which authorize the issuance of a permanent injunction to supplement the existing injunctive relief afforded by section 524 of the Bankruptcy Code in asbestos-related reorganizations under chapter 11. The new subsections provide that, if certain specified conditions are satisfied, a court may issue a supplemental permanent injunction barring the assertion of asbestos-related claims or demands against the reorganized company and channeling those claims to an independent trust. The issuance of such a channeling injunction was a condition precedent to confirmation of the Original Plan.

     The Original Plan provided for the distribution of cash, notes, debentures, and common stock of the reorganized Company ("Plan Consideration") to the Trust and to holders of allowed unsecured claims on a pro-rata basis proportionate to their share of the aggregate amount of allowed pre-petition unsecured claims against the Company and the other debtor entities. The Original Plan also provided that claims entitled to priority in payment under the Bankruptcy Code and convenience claims (general unsecured claims of $500 or less or claims that will be reduced to that amount) would be paid in full, in cash. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution. The Original Plan did not provide that all classes of pre-petition creditors would receive satisfaction in full of their allowed claims. Consequently, the Original Plan did not provide for any distribution to shareholders and their equity interests were to be canceled.

     The Original Plan did not have the support of the UCC or the ESC because neither the UCC or the ESC agreed with the amount of the aggregate asbestos liability which had been negotiated and which was used in the proposed Plan to determine the allocation of the consideration to be distributed to the unsecured creditor and shareholder classes. As a result of the dispute, the Company was unable to move forward with the Original

Plan. In order to resolve this dispute, the Company filed a motion in July 1995, requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. The Bankruptcy Court ruled in December 1995 that the Company's estimated liability with respect to such claims is $2.5 billion ("Estimation Ruling"). The UCC and the ESC and two individual members of the UCC have filed notices of appeal of the Estimation Ruling. The Company does not know whether the appellate court will hear the appeals or, if it does, when any decision will be rendered.

     Following the Estimation Ruling, the Company recorded a provision of $1.0 billion to increase the asbestos liability subject to compromise to the amount found by the Bankruptcy Court. This resulted in negative shareholders' equity in excess of $2.2 billion. As a result, the Company filed a motion in the Bankruptcy Court in December 1995 seeking an order directing the United States Trustee to disband the ESC on the basis that existing equity holders do not have an economic interest in the chapter 11 cases. In January 1996, the Bankruptcy Court ruled that the ongoing activities of the ESC shall be limited to pursuing its appeal of the Estimation Ruling.

     In August 1995, certain entities that had, since the petition date, purchased claims held by certain trade creditors of Hillsdale Tool & Manufacturing Co., filed with the Bankruptcy Court a complaint seeking to preclude the use of substantive consolidation as an element of any plan of reorganization of the Company and its subsidiaries. Under the principles of substantive consolidation, the assets of all debtors are used to satisfy claims against all debtors. In its answer, the Company requested that the Bankruptcy Court substantively consolidate the estates of the Company and its subsidiaries. The Company believes that substantive consolidation is warranted in the chapter 11 cases. The Bankruptcy Court has scheduled an evidentiary hearing to commence on March 4, 1996.

     The Company intends to file with the Bankruptcy Court as soon as practicable an amended plan of reorganization ("Amended Plan") and an accompanying proposed amended disclosure statement. It is anticipated that the Amended Plan essentially will modify the Original Plan so as to reflect in the allocation of the distributions of Plan Consideration the effect of the Estimation Ruling. More specifically, based upon an aggregate amount of allowed pre-petition unsecured claims to share in the Plan Consideration of approximately $2.663 billion, it is anticipated that under the Amended Plan the Trust would receive approximately 94 percent of the Plan Consideration and the other unsecured creditors the balance.

     Each class of creditors and equity security holders that is impaired under a plan of reorganization is entitled to vote to accept or reject the plan. The Bankruptcy Code defines acceptance of a plan by a class of creditors as acceptance by holders of two-thirds in dollar amount and more than one-half in number of claims of that class that have timely voted to accept or reject the plan. The Bankruptcy Code defines acceptance of a plan by a class of equity security holders as acceptance by holders of equity interests that hold at least two-thirds in amount of the allowed equity interests in such class who have timely voted to accept or reject the plan. The Bankruptcy Code further provides that any class that does not receive a distribution under a plan is deemed to have rejected the plan, and, accordingly, does not vote. Thus, because the Amended Plan will not provide for any distribution to the Company's existing shareholders, that class will not vote on the Amended Plan and will be deemed to reject the Amended Plan. The Bankruptcy Court will confirm a plan only if all of the requirements of section 1129 of the Bankruptcy Code are met. Among the requirements for confirmation of a plan are that the plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the plan "does not discriminate unfairly" and is "fair and equitable" as to such class, (ii) feasible, and (iii) in the "best interest" of creditors and stockholders impaired under the plan.

     Additional information concerning the Original Plan, the Amended Plan and the chapter 11 cases can be found in Note B to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1995, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference. Additional information concerning the chapter 11 proceedings can be found in subsections (b) through (d), inclusive, of this
Item 3.

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

     All persons with a pre-petition asbestos-related claim were required to file a proof of claim by the September 30, 1992 bar date. Approximately 160,000 proofs of claim were filed alleging personal injury. The Company believes that approximately 11,000 of these claims are duplicates or were filed by persons whose lawsuits were previously disposed of through trial, dismissal or settlement. The Company expects that additional asbestos-related personal injury claims will arise for several decades into the future. Such future claims were not subject to the September 30, 1992 bar date.

     The Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise on its books to $1.5 billion, as a consequence of the proposed settlement discussed in subsection (a), above. In July 1995, the Company filed a motion requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. The motion was filed because the UCC and the ESC appointed in the Company's chapter 11 cases had not agreed with the amount of such liability previously negotiated for settlement purposes among the Company, the ICC and the RFC. Utilizing information available from the Company and from other sources, the Company's expert and the experts retained by the committees and the RFC appointed in the chapter 11 cases gave opinions as to this liability at the hearing before the Bankruptcy Court on this matter. In December 1995, the Bankruptcy Court ruled that the Company's estimated liability for such claims is $2,502,511,000. Specifically, the Bankruptcy Court found the value of the asbestos-related personal injury claims asserted prior to the petition date to be $478,000,000 and the value of future such claims, claims which will be filed after the petition date, to be $2,024,511,000. Appeals have been filed by certain creditors, the UCC and the ESC, seeking to have the Bankruptcy Court's ruling overturned. The Company does not know whether the appellate court will hear the appeals or, if it does, when any decision may be rendered.

     The Company, and numerous others, also were sued in both state and federal courts by various entities that own or operate commercial properties and public buildings, such as school districts, counties, cities, states, libraries and hospitals, based on allegations that asbestos or asbestos-containing products are or may be in the buildings. The typical demand in such suits is that the defendants compensate the plaintiffs for any costs incurred in identifying, repairing, encapsulating or removing the asbestos-containing products, or that defendants perform such remedial action. Many suits seek an injunction requiring abatement and punitive damages on the basis that the defendants allegedly knew of the hazards and, in concert with one another, concealed and misrepresented the dangers. Many such suits also seek indemnification from the defendants for all claims for personal injury brought against plaintiffs resulting from the presence of asbestos-containing products in plaintiffs' buildings. These suits too have been stayed as against the Company as a result of the commencement of the chapter 11 cases.

     One hundred forty-nine such lawsuits were instituted against the Company prior to the filing of its chapter 11 petition, including two which were certified as class actions. Two of such suits were consolidated into one. One hundred and one were disposed of through dismissals by the court following rulings on pre-trial motions, or voluntarily by the plaintiffs. The Company settled seven of these cases for less than $22,000 in the aggregate, prior to filing its chapter 11 petition. Forty of such suits remain pending, but have been stayed as a consequence of the chapter 11 filing.

     The class actions that were certified pre-petition are a national school class action consisting of all public and private elementary and secondary school systems in the United States that have not excluded themselves from the suit; and a Michigan school class action consisting of all public and private elementary and secondary school systems in Michigan that have excluded themselves from the national school class action and included themselves in the state class action. In four lawsuits, class certification petitions were pending pre-petition. One of these suits has since been dismissed; one suit has been suspended; and the remaining two suits, one involving a class of colleges and universities and the other a class of buildings leased to the government, have been certified as class actions. Many of the claimants which voluntarily dismissed their individual claims as set forth above did so to pursue them in one of the certified class actions.

     Approximately 1,000 proofs of claim alleging asbestos property damage were filed in the chapter 11 cases pursuant to the bar date. Certain of these claims have been withdrawn by the claimants or disallowed by the Bankruptcy Court. The remaining, approximately 930 proofs of claim assert claims in the aggregate amount of approximately $11.5 billion. These claims include most of those asserted in the lawsuits described above that were pending as of the petition date.

     It is anticipated that the Amended Plan will provide for the establishment of a second trust to resolve asbestos-related property damage claims and alternative mechanisms relating to such trust. More specifically, if the class of asbestos-related property damage claimants votes to accept the Amended Plan, the Company will fund the trust with $3 million in cash, the trustees for the trust will be selected by the representatives of the claimants, and such trustees will develop claims resolution procedures. If such class votes to reject the Amended Plan, but the Amended Plan is nevertheless confirmed, the trust will be funded with its pro rata share of the Plan Consideration, based upon an estimate of the aggregate value of asbestos-related property damage claims by the Bankruptcy Court, and such claims will be resolved and discharged pursuant to claims resolution procedures contained in the Amended Plan. These procedures will require such claimants to prove by application of a scientific protocol that the asbestos-containing insulation products for which they are seeking damages were manufactured by the Company.

     In February 1996, after the close of the fiscal year, the hospital members of the American Hospital Association, which filed asbestos-related property damage claims against the Company in the alleged approximate amount of $300 million ("Hospitals"), filed a motion in the Bankruptcy Court seeking an order
(a) estimating the aggregate value of all asbestos-related property damage claims against the Company, and (b) temporarily allowing such claims for purposes of voting on a plan of reorganization. The motion states that the relief requested is not intended to be a determination by the Bankruptcy Court of the Company's liability, if any, on account of such claims or to assign a permanently fixed value for such claims, but is sought in order to determine the appropriate distribution to creditor classes under a plan of reorganization. Because the motion was just filed, the Company has not yet made a determination as to how it intends to respond. On February 15, 1996, however, the Company filed with the Bankruptcy Court an objection on various grounds to the allowance of many asbestos-related property damage claims, including the claims filed by the Hospitals.

     Additional information concerning the asbestos litigation can be found in Note K to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1995, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (c) Other.

     In June 1989, the City of New York filed suit against the Company and others in New York state court seeking indemnity for costs New York had incurred and would incur because residents of housing owned by the city were allegedly injured by ingesting paint in that housing. Counts in this suit alleging negligence and strict product liability have been dismissed. Certain other counts are still pending. The City of New York did not file a proof of claim in the Company's chapter 11 case with respect to the claims asserted in such lawsuit by the 1991 bar date. In November 1993, however, it filed three proofs of claim with respect to the litigation each seeking $50 million in damages. The Company's objection to these claims, seeking to have them disallowed on the basis that they were filed after the bar date, was sustained in November 1994, and the claims were disallowed. As a result, and given the voluntary withdrawal of three other lead-related property damage claims, the Company has disposed of all lead-related property damage claims that were asserted in its chapter 11 case.

     In addition to the foregoing, late in 1987, litigation was initiated against the Company and numerous other defendants, which alleged claims for personal injuries resulting from ingestion of lead-containing paint. Such suits have been stayed as to the Company as a consequence of the filing of the chapter 11 cases.

     One hundred twenty-eight (128) non-duplicative proofs of claim were timely filed in the Bankruptcy Court asserting liability for personal injuries from lead chemicals allegedly manufactured and sold by the Company. Four of such claims have been voluntarily withdrawn at the Company's request. One of such claims was dismissed by the Bankruptcy Court. The Company filed objections with the Bankruptcy Court to seven of such claims. Pursuant to the objections, the Company sought an order of the Bankruptcy Court disallowing such claims because the claimants' lawsuits asserting similar claims against other defendants which were not in bankruptcy had been dismissed. Prior to the filing of its chapter 11 case, the Company also had been a defendant in these lawsuits. In June 1995, the Bankruptcy Court disallowed all seven of such claims. Currently, there are 113 remaining timely-filed, lead-related personal injury claims that have not been resolved.

     The Company believes that it has valid grounds to object to the allowance of all of the remaining lead-related personal injury claims. However, in December 1994, the Eighth District Court of Appeals, Cleveland, Ohio, ruled that the plaintiff in a lawsuit filed in state court in Cuyahoga County, Ohio, may pursue certain claims against defendants, such as the Company, that manufactured lead pigment. The trial court had dismissed the plaintiffs' enterprise liability, market share and alternative liability theories pursuant to a defense motion to dismiss. The Ohio Appeals Court upheld the dismissal of the enterprise liability count, but reversed the dismissal as to the market share and alternative liability counts and remanded the case to the trial court. The case is currently proceeding before the trial court on the market share and alternative liability counts. It is not possible to predict how or when the trial court will rule on these counts or whether its rulings will be appealed.

     It is currently contemplated that all lead-related personal injury claims that were filed that are not disposed of pursuant to an objection filed by the Company, and all such claims which may be filed in the future, will be channeled to and resolved by the Trust that will be established under the Amended Plan for the benefit of holders of asbestos-related and certain other personal injury claims discussed in subsection (a), above.

     On June 18, 1993, the Company, together with its wholly-owned subsidiary, Transicoil Inc., commenced an adversary proceeding in the Bankruptcy Court against Blue Dove Development Associates ("Blue Dove"), the landlord for Transicoil's domestic manufacturing facility in Valley Forge, Pennsylvania, and against K-Jem, Inc., Blue Dove's general partner. The suit seeks to recover excess rent that the Company and Transicoil believe has been paid to the landlord. The landlord filed a counterclaim in the adversary proceeding seeking a determination that Transicoil has breached the lease and, therefore, the entire rent through June 30, 2005 should be accelerated and due. The landlord made similar claims in a suit filed against Transicoil in October 1993, in the United States District Court for the Eastern District of Pennsylvania ("Pennsylvania Action"). Prosecution of the Pennsylvania Action which seeks approximately $10.3 million in damages has been enjoined by the Bankruptcy Court. The parties filed cross motions for Summary Judgment in the adversary proceeding in the Bankruptcy Court, which the Bankruptcy Court denied in December 1995. The Company and Transicoil are seeking leave of the United States District Court for the Southern District of Ohio to appeal the denial of their Motion for Summary Judgment, which sought as a matter of law and without a trial an order requiring repayment of the excess rent that was paid, on the grounds that the Bankruptcy Court misread the lease in denying their Motion. The Company cannot predict when the District Court will rule on this request for leave to appeal the Bankruptcy Court's decision. The Company believes that the counterclaim asserted by the landlord and the claims asserted in the Pennsylvania Action are without merit and that the resolution of the dispute with respect to the lease will not have a materially adverse impact on the financial condition of the Company or Transicoil Inc.

     Additional information concerning such litigation claims can be found in Note L to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1995, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (d) Environmental.

     The Company received 1,102 proofs of claim in its chapter 11 cases alleging a right to payment because of environmental matters. Many of these claims were filed in connection with environmental matters reported in Form 10-K reports for prior fiscal years. These include claims with respect to numerous waste disposal sites previously discussed. They also include claims with respect to the Tri-State mining district of Kansas, Missouri and Oklahoma previously disclosed:
Ottawa County, Oklahoma; Cherokee County, Kansas; Jasper County, Missouri; and the Baxter Springs, Treece, and Galena Subsites in Kansas. The Company has resolved the majority of these environmental claims through negotiations with the EPA and the United States Department of Interior. Pursuant to a negotiated agreement, the agencies and certain states will be granted allowed pre-petition general unsecured claims in the Company's chapter 11 case aggregating approximately $43.0 million in full satisfaction of all of the Company's alleged liability at most of its known Superfund sites, including any liability for any natural resource damage.

     In exchange for these allowed claims, the agencies will release the Company from liability at such Superfund sites and the Company will be protected from contribution claims of other parties with potential liability at the sites. Accordingly, the Company's settlement should completely resolve all claims with respect to these sites. Further, the agreement provides a process which will permit any liability, which may arise with respect to a small number of sites as to which the EPA believes that it does not have sufficient information to negotiate a meaningful settlement at this time, to be resolved in the future when additional information is available.

     During fiscal 1995, following execution of the settlement agreement by all parties, the settlement agreement was lodged with the Bankruptcy Court and notice of it was published in the Federal Register as required by law. In April and September 1995, respectively, the Company and the United States filed motions seeking approval of the settlement by the Bankruptcy Court.

     Certain parties that may be liable at certain of the sites resolved by the settlement agreement opposed Bankruptcy Court approval of the settlement. Such opposition basically seeks increases in the amount of the allowed claims provided in the settlement agreement attributable to the sites where the objector may have liability. The UCC also opposed approval of the settlement, arguing that the potential repeal of the retroactive liability provisions of the Superfund laws could substantially reduce the Company's pre-petition liability, and, accordingly, the allowed pre-petition claims of $43.0 million should be reduced. The Company believes, however, that the terms and provisions of the settlement agreement are fair and equitable and that the objections raised have no basis. In November 1995, a hearing was held before the Bankruptcy Court on the motions seeking the approval of the settlement agreement. The Court has not yet ruled on the motions.

     Additional information concerning the environmental claims can be found in Note L to the Consolidated Financial Statements in the Company's Annual Report for the fiscal year ended November 30, 1995, which is attached as Exhibit 13 to this Form 10-K and which is incorporated herein by reference.

  (e) Summary - Environmental And Other Claims.

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

     The Company expects that all such claims will be resolved without material adverse effect on the Company, its operations or its financial condition. In addition, the Company may have insurance coverage for certain of these claims and may have factual and legal defenses available to it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

                             CROSS REFERENCE SHEET
                   TO ANNUAL REPORT FOR THE FISCAL YEAR ENDED
                               NOVEMBER 30, 1995
                              MARKED AS EXHIBIT 13

                                                EXHIBIT 13

                                                  PAGES                  CAPTIONS
                                                  ------  --------------------------------------
ITEM 5.   MARKET FOR THE REGISTRANT'S
          COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
    (a)   Market Information                        18    -- Quarterly Data
    (b)   Holders of Common Stock                         -- 5,932 holders of record at February
                                                              23, 1996
    (c)   Dividends                                 35    -- Selected Financial Data
                                                  32-34   -- Management's Discussion and
                                                              Analysis of Results of Operations
                                                              and Financial Condition
                                                  20-21   -- Note B to the Consolidated
                                                              Financial Statements
ITEM 6.   SELECTED FINANCIAL DATA                   35    -- Selected Financial Data
ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS     32-34   -- Management's Discussion and
                                                              Analysis of Results of Operations
                                                              and Financial Condition
ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA                        13    -- Consolidated Statement of Income
                                                              (Loss) for the Three Years Ended
                                                              November 30, 1995
                                                    16    -- Consolidated Statement of Cash
                                                              Flows for the Three Years Ended
                                                              November 30, 1995
                                                  14-15   -- Consolidated Balance Sheet as of
                                                              November 30, 1995 and 1994
                                                    17    -- Consolidated Statement of
                                                              Shareholders' Equity (Deficit) for
                                                              the Three Years Ended November 30,
                                                              1995
                                                  19-29   -- Notes to Consolidated Financial
                                                              Statements
                                                    32    -- Report of Management
                                                    31    -- Independent Auditors' Report
                                                    18    -- Quarterly Data

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors.

     The name and age; the positions and offices held with the registrant; principal occupation during the past five years and present employer; other boards of directors on which he serves; the year in which he first became a director of the Company and the committees on which he serves, follow for each director:

                                                                                          PRESENT
                                                                             FIRST         TERM
                                                                             BECAME      OF OFFICE
                                                                            DIRECTOR      EXPIRES
                                                                            --------     ---------
PAUL W. CHRISTENSEN, JR., 71..............................................    1969          1996
Retired, 1987; Chairman of the Board 1978-87, and President prior thereto, of The Cincinnati Gear Company, Cincinnati, Ohio, a manufacturer of custom gears and enclosed drives.
Member of Audit, Executive and Stock Option/Compensation Committees.
  Chairman of Audit Committee.
MELVIN F. CHUBB, JR., 62..................................................    1990            (1)
Senior Vice President 1988-96, of Eagle-Picher Industries, Inc.;
  Lieutenant General, United States Air Force and Commander of the
Electronic Systems Division at Hanscom Air Force Base, Massachusetts,
1984-88. Director of Empire District Electric Co.
V. ANDERSON COOMBE, 69....................................................    1974          1996
Chairman of the Board since March 1991, and President prior thereto
  (through April 1991), of The Wm. Powell Company, Cincinnati, Ohio, a
valve manufacturer. Director of Star Banc Corp., The Starflo Corp., Union
Central Life Insurance Co. and The Wm. Powell Company.
Member of Audit, Executive and Stock Option/Compensation Committees.
ROGER L. HOWE, 61.........................................................    1986            (2)
Chairman of the Board of U.S. Precision Lens, Inc., Cincinnati, Ohio, a
  manufacturer of optics for video projection, instrumentation, and photographic applications.
Director of Cintas Corporation, Star Banc Corp. and Baldwin Piano & Organ
  Co.
Member of Executive and Stock Option/Compensation Committees.
DANIEL W. LEBLOND, 69.....................................................    1965            (2)
Chairman of the Board of LeBlond Makino Machine Tool Company, Cincinnati,
Ohio, a manufacturer of machine tools.
Director of The Ingersoll Milling Machine Company, LeBlond Makino Machine
  Tool Company and The Ohio National Life Insurance Co.
Member of Executive and Stock Option/Compensation Committees. Chairman of
Stock Option/Compensation Committee.
POWELL MCHENRY, 69........................................................    1991            (2)
Of Counsel to Dinsmore & Shohl, a law firm, Cincinnati, Ohio, as of
  October 1, 1991; Senior Vice President and General Counsel of The
Procter & Gamble Company, Cincinnati, Ohio, a manufacturer of consumer and industrial products, 1983-91.
Member of Audit Committee.

                                                                                          PRESENT
                                                                             FIRST         TERM
                                                                             BECAME      OF OFFICE
                                                                            DIRECTOR      EXPIRES
                                                                            --------     ---------
THOMAS E. PETRY, 56.......................................................    1981            (2)
Chairman of the Board and Chief Executive Officer 1994, Chairman of the
  Board, President, and Chief Executive Officer 1992, Chairman of the
Board and Chief Executive Officer 1989, President and Chief Executive
Officer 1982, President and Chief Operating Officer 1981, Group Vice
President 1978, President, Akron Standard Division 1977, Vice President
and Treasurer 1974, of Eagle-Picher Industries, Inc. Director of Cinergy
Corp., Star Banc Corp., Union Central Life Insurance Co. and Insilco Corp.
Member and Chairman of Executive Committee.
EUGENE P. RUEHLMANN, 71...................................................    1991          1996
Of Counsel to Vorys, Sater, Seymour & Pease, a law firm, Cincinnati, Ohio as of January 1, 1996; Partner of that firm 1989-1996, Chairman,
Hamilton County (Ohio) Republican Central Committee, 1991.
Director of Western-Southern Life Insurance Company.
Member of Audit Committee.
ANDRIES RUIJSSENAARS, 53..................................................    1994            (2)
President and Chief Operating Officer as of December 1, 1994, Senior Vice
  President 1989-94, President, the Ohio Rubber Company Division 1987-89,
Executive Vice President, the Ohio Rubber Company Division 1986-87,
General Manager of the subsidiary, Eagle-Picher Industries GmbH in
Ohringen, Germany 1980-86, of Eagle-Picher Industries, Inc.

---------------

(1) Mr. Chubb retired from the Company's Board of Directors effective February 1, 1996.

(2) Messrs. LeBlond and Petry were elected directors to hold office for terms expiring at the annual meeting of shareholders in 1994 or when their successors are elected and qualified. Messrs. Howe and McHenry were elected directors to hold office for terms expiring at the annual meeting of shareholders in 1995 or when their successors are elected and qualified. As the Company did not hold an annual meeting of shareholders in 1994 or 1995, these directors continue to hold office until their successors are elected and qualified. Mr. Ruijssenaars was elected director by the incumbent directors on November 2, 1994 to serve in the same class as Messrs. LeBlond and Petry, and accordingly will hold office until his successor is elected and qualified.

 (b)  Executive Officers.

     The name and age, the positions and offices held with the registrant and employment history with the registrant, term of office as officer and period during which each has served as such, follow for each executive officer:

                                                                                     YEAR ELECTED
                                                                                      OR ASSUMED
                                                                                       PRESENT
                                                                             AGE        DUTIES
                                                                             ---     ------------
Thomas E. Petry..........  Chairman of the Board of Directors and Chief
                           Executive Officer                                 56          1982
Andries Ruijssenaars.....  President and Chief Operating Officer,
                           Director                                          53          1994
Melvin F. Chubb, Jr......  Senior Vice President and Director*               62          1988
David N. Hall............  Senior Vice President-Finance                     56          1987
Wayne R. Wickens.........  Senior Vice President                             49          1994
Carroll D. Curless.......  Vice President and Controller                     57          1984
James A. Ralston.........  Vice President, General Counsel and Secretary     49          1982

---------------

* Retired effective February 1, 1996.

     Thomas E. Petry was first employed by the Company in 1968. He was elected Assistant Treasurer in 1971, Treasurer in 1973 and Vice President and Treasurer in 1974. He served as President of the Akron Standard Division from 1977 to 1978. He was elected Group Vice President in 1978, a Director, President and Chief Operating Officer in 1981, and President and Chief Executive Officer in 1982. He served as President from 1981-89 and from 1992-94. He has been serving as Chief Executive Officer since 1982 and as Chairman of the Board since 1989.

     Andries Ruijssenaars was first employed by the Company in 1980 as General Manager of Eagle-Picher Industries GmbH in Ohringen, Germany. He served as Executive Vice President of The Ohio Rubber Company Division from 1986 to 1987 and as President of The Ohio Rubber Company Division from 1987 to 1989. He was elected Senior Vice President in 1989 and was appointed a Director in November, 1994. He was elected President and Chief Operating Officer effective December 1, 1994 and has been serving in those capacities since December 1, 1994.

     Melvin F. Chubb, Jr., was first employed by the Company in 1988 and was elected and served as Senior Vice President from 1988 until his retirement effective February 1, 1996. In 1990 Mr. Chubb was elected a Director. Prior to joining the Company, he completed a career in the United States Air Force, having attained the rank of Lieutenant General and having served most recently as commander of the Electronic Systems Division, Air Force Systems Command at Hanscom Air Force Base.

     David N. Hall was first employed by the Company and elected Treasurer in 1977. He was elected Vice President and Treasurer in 1979, and he was elected and has been serving as Senior Vice President-Finance since 1987.

     Wayne R. Wickens was first employed by the Company in 1976 as a management trainee with the former Fabricon Automotive Division, was promoted to Plant Manager in 1979, Vice President in 1981 and then President of Fabricon Automotive in 1986. He was named President of the Wolverine Gasket Division in 1988, Vice President of the Eagle-Picher Automotive Group in 1989, and Division President of Hillsdale Tool & Manufacturing Co. in 1990. He was elected Senior Vice President of the Company effective December 1, 1994.

     Carroll D. Curless was first employed by the Company in 1964. He was elected Assistant Controller in 1978 and Controller in 1984. He was elected and has been serving as Vice President and Controller since 1986.

     James A. Ralston was first employed by the Company as an attorney in the Legal Department in 1979. He was elected Assistant Secretary in 1982, General Counsel in 1982, Vice President and General Counsel in 1984, and Secretary in 1994. He has been serving as Vice President, General Counsel and Secretary since 1994.

     Executive officers serve during the pleasure of the Board, or until their successors are elected and qualified. There are no family relationships existing between or among the above executive officers and directors of the registrant.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth for the last three fiscal years the compensation provided by the Company to the Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION
                                           ----------------------------------------------
                                                                                OTHER
                                            FISCAL                              ANNUAL       ALL OTHER
                NAME AND                     YEAR                            COMPENSATION   COMPENSATION
           PRINCIPAL POSITION                ENDED    SALARY($)   BONUS($)      ($)(2)         ($)(3)
-----------------------------------------  ---------  ---------   --------   ------------   ------------
Thomas E. Petry..........................   11/30/95   575,000    244,000       255,296        285,611
Chairman and                                11/30/94   575,000    216,000       150,149        169,763
Chief Executive Officer                     11/30/93   575,000    100,000       149,492        178,154
Andries Ruijssenaars.....................   11/30/95   390,000    145,000        87,298        102,571
President and Chief Operating Officer       11/30/94   300,000    100,000        86,033        101,197
                                            11/30/93   275,000     75,000        22,760         31,420
Melvin F. Chubb, Jr......................   11/30/95   290,000    100,000       129,387        149,692
Senior Vice President(1)                    11/30/94   280,000     75,000       326,853        370,313
                                            11/30/93   275,000     45,000             0          4,497
David N. Hall............................   11/30/95   345,000    110,000       120,284        136,415
Senior Vice President -- Finance            11/30/94   320,000     95,000       193,447        216,177
                                            11/30/93   310,000     65,000        50,133         62,692
Wayne R. Wickens.........................   11/30/95   280,000     85,000        24,377         31,109
Senior Vice President                       11/30/94   205,000     60,000        20,272         29,512
                                            11/30/93   195,000     60,000         7,150         25,202

(1) Mr. Chubb retired effective February 1, 1996.

(2) This column includes nothing for perquisites since in no case did they exceed the reporting thresholds (the lesser of 10% of salary plus bonuses or $50,000), but includes amounts for the payment of taxes on purchases of annuities under the Supplemental Executive Retirement Plan.

(3) ALL OTHER COMPENSATION:

                                                       COST OF
                                                    ANNUITY UNDER         COMPANY
                                                    NON-QUALIFIED      CONTRIBUTIONS
                                                    SUPPLEMENTAL      TO EAGLE-PICHER
                                                      EXECUTIVE          RETIREMENT
                                         YEAR        RETIREMENT           SAVINGS
                                         ENDED         PLAN($)            PLAN($)          TOTAL($)
                                       ---------    -------------     ----------------     --------
    Thomas E. Petry..................  11/30/95        280,991              4,620           285,611
    Andries Ruijssenaars.............  11/30/95         97,951              4,620           102,571
    Melvin F. Chubb, Jr..............  11/30/95        145,072              4,620           149,692
    David N. Hall....................  11/30/95        131,795              4,620           136,415
    Wayne R. Wickens.................  11/30/95         26,489              4,620            31,109

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
               FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     NOTE: Registrant has never granted Stock Appreciation Rights (SARs), so there are no SARs outstanding. There were no exercises of options by, or grants of options to, the named executive officers during fiscal 1995.

                                                NUMBER OF SECURITIES                VALUE OF
                                               UNDERLYING UNEXERCISED       UNEXERCISED IN-THE-MONEY
                                                  OPTIONS AT FISCAL             OPTIONS AT FISCAL
                                                     YEAR-END(#)                   YEAR-END($)
                      NAME                    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
    ----------------------------------------  -------------------------     -------------------------
    Thomas E. Petry.........................          0/100,000                  **
    Andries Ruijssenaars....................           0/50,000                  **
    David N. Hall...........................           0/50,000                  **
    Melvin F. Chubb, Jr.*...................           0/50,000                  **
    Wayne R. Wickens........................           0/10,000                  **

      * Retired effective February 1, 1996.

     ** None of the unexercised options held by any of the named executive officers was "In-the-Money" as of November 30, 1995. Further, the options were exercisable only if the last selling price per share on the New York Stock Exchange ("NYSE") or its successor prior to the date on which the Company received written notice of the exercise was at least 20% above the option price per share. Trading in the Company's shares on the NYSE was suspended on November 15, 1993, and the NYSE delisted the Company's shares effective June 9, 1994. All of the unexercised options are at a price of $2.50 per share.

PENSION BENEFITS

     The following table shows the estimated total combined annual benefits to named executive officers upon retirement at age 62 payable under Social Security, the Eagle-Picher Salaried Plan, and the Supplemental Executive Retirement Plan:

PENSION PLAN TABLE

                                                        YEARS OF SERVICE
                                  -------------------------------------------------------------
            REMUNERATION             15           20           25           30           35
    ----------------------------  ---------    ---------    ---------    ---------    ---------
    $ 250,000...................  $  90,000    $ 120,000    $ 150,000    $ 150,000    $ 150,000
      300,000...................    108,000      144,000      180,000      180,000      180,000
      350,000...................    126,000      168,000      210,000      210,000      210,000
      400,000...................    144,000      192,000      240,000      240,000      240,000
      450,000...................    162,000      216,000      270,000      270,000      270,000
      500,000...................    180,000      240,000      300,000      300,000      300,000
      550,000...................    198,000      264,000      330,000      330,000      330,000
      600,000...................    216,000      288,000      360,000      360,000      360,000
      650,000...................    234,000      312,000      390,000      390,000      390,000
      700,000...................    252,000      336,000      420,000      420,000      420,000
      750,000...................    270,000      360,000      450,000      450,000      450,000
      800,000...................    288,000      384,000      480,000      480,000      480,000
      850,000...................    306,000      408,000      510,000      510,000      510,000
      900,000...................    324,000      432,000      540,000      540,000      540,000
      950,000...................    342,000      456,000      570,000      570,000      570,000
    1,000,000...................    360,000      480,000      600,000      600,000      600,000

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

     The estimated credited years of service with the Company for the named executive officers at age 62 are:

               Thomas E. Petry............................................    33
               David N. Hall..............................................    24
               Andries Ruijssenaars.......................................    24
               Melvin F. Chubb, Jr........................................    12
               Wayne R. Wickens...........................................    32

SEVERANCE PLAN

     On February 6, 1991, the Board of Directors adopted a Severance Plan for certain employees, including the named executive officers, which was approved by the Bankruptcy Court on May 13, 1991. Under the Severance Plan, a participant whose employment is terminated by the Company other than for cause receives: a Base Severance Benefit of one week's pay for each year of Company service, payable under general payroll pay practices, but reduced dollar for dollar by any compensation earned from a subsequent employer during the period such benefits are being paid; a Supplemental Severance Benefit ranging from three months' salary up to one year's salary, payable in a lump sum upon termination; and continuation of certain insurance benefits for up to one week for each year of service. Currently, the Severance Plan provides that the payment of Supplemental Severance Benefits will terminate upon confirmation of a plan of reorganization. It is anticipated, however, that the Amended Plan that the Company intends to file will provide for the continuation of the Severance Plan for a period of at least twelve months after the effective date of the Amended Plan.

COMPENSATION OF DIRECTORS

     During fiscal 1995, directors were paid a retainer of $18,000 per year, a fee of $750 for each Board meeting attended and a fee of $750 for each Board committee meeting attended. Effective December 1, 1995, this retainer was increased to $24,000 per year, and the fee for attending a meeting of the Board or a Board committee was increased to $1,000 for each meeting attended. Board committee members, excluding committee chairmen, are paid a retainer of $3,000 per year for each committee on which they serve; the chairman of each Board committee is paid a retainer of $5,000 per year. The Company does not pay director retainers or attendance fees, or committee retainers or attendance fees, to directors who are also employees of the Company.

     Directors who are not also employees of the Company who retire with ten or more years of service as members of the Board are paid an annual advisory fee for life in an amount equal to the annual retainer paid to active directors at the time of their retirement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1995, Messrs. LeBlond (Chairman), Christensen, Coombe and Howe, directors of the Company, constituted the Stock Option/Compensation Committee.

     During fiscal 1995 and as of February 23, 1996, Mr. Petry, Chairman and Chief Executive Officer of the Company, served as a director and as a member of the compensation committee of The Wm. Powell Company. During fiscal 1995 and as of February 23, 1996, Mr. Coombe was Chairman of the Board of The Wm. Powell Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 23, 1996, beneficial ownership of the Company's Common Stock by all directors; each of the named executive officers (except Mr. Chubb who retired effective February 1, 1996); and all directors and executive officers as a group, was:

                                                                AMOUNT AND
                                                                 NATURE OF
                                                                BENEFICIAL               PERCENT
                                                                 OWNERSHIP              OF CLASS
                                                                -----------             ---------
DIRECTORS
Paul W. Christensen, Jr.......................................     38,000(1)                  *
V. Anderson Coombe............................................      3,480(1)                  *
Roger L. Howe.................................................          0                     *
Daniel W. LeBlond.............................................          0                     *
Powell McHenry................................................      1,000                     *
Thomas E. Petry...............................................    129,102(2)(3)            1.17%
Eugene P. Ruehlmann...........................................      1,000                     *
Andries Ruijssenaars..........................................     52,433(2)(3)               *
NAMED EXECUTIVE OFFICERS
David N. Hall.................................................     62,482(3)                  *
Wayne R. Wickens..............................................     10,000(3)                  *
DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (12 PERSONS)......    369,027(4)               3.34%

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

(3) Includes shares subject to options to purchase within 60 days: Mr. Petry -- 100,000; Mr. Ruijssenaars -- 50,000; Mr. Hall -- 50,000; Mr. Wickens --
    10,000. The terms of the option grants make the options exercisable if the last selling price per share on the New York Stock Exchange or its successor is at least $3.00 on the day prior to the date on which the Company receives written notice of the exercise.

(4) This figure includes 270,000 shares subject to options to purchase within 60 days on the same terms as set forth in footnote (3), above.

     All shares shown above as owned were directly owned except as footnoted. Directors and executive officers are considered control persons of the Company.

     There were as of February 23, 1996 no beneficial owners of more than 5% of the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Board of Directors has no knowledge of any significant transaction or proposed significant transaction to which the Company or any subsidiary and any director, officer or nominee for director, or any associate of such director, officer, or nominee, were or are to be parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1.   All Financial Statements
             Eagle-Picher Industries, Inc. (Incorporated by reference to the Company's Annual
             Report for the fiscal year ended November 30, 1995, Exhibit 13 -- See Part II above)
             Independent Auditors' Report -- Incorporated by reference to Exhibit 13, page 36
  3.         Exhibits (numbers keyed to Item 601, Regulation S-K).
* 3.(i)      Amended Articles of Incorporation as adopted May 1, 1985 and amended May 28,
             1986. Incorporated by reference to Exhibit 1 to Form S-8 Registration Statement
             No. 33-45179 for the Registrant's Stock Option Plan of 1990.
*   (ii)     Code of Regulations of Eagle-Picher Industries, Inc., last amended March 26,
             1985. Incorporated by reference to Exhibit 3(b) to Report on Form 10-K of
             Registrant for the fiscal year ended November 30, 1992.
* 4.(a)      Form of Indenture relating to the $50,000,000 Eagle-Picher Industries, Inc.
             9 1/2% Sinking Fund Debentures due March 1, 2017, dated as of March 1, 1987, between Eagle-Picher Industries, Inc. and The Bank of New York. Incorporated by
             reference to Report on Form 8-K of Registrant dated March 5, 1987 (on file with the SEC; SEC File No. 1-1499).
*   (b)(i)   Credit and Agency Agreement (debtor-in-possession financing agreement) dated as of November 5, 1992. Incorporated by reference to Exhibit 4(b) to Form 10-K of
             Registrant for the fiscal year ended November 30, 1992.
*   (ii)     First Amendment to Credit Agreement dated as of August 29, 1994 incorporated by reference to Exhibit 4(b)(ii) to Report on Form 10-K of Registrant for the
             fiscal year ended November 30, 1994.
*10.(a)      Eagle-Picher Industries, Inc. Stock Option Plan of 1983, as amended.
             Incorporated by reference to Exhibit 28 to Post Effective Amendment No. 1 dated
             April 10, 1990 and Appendix 2 dated May 30, 1991 to Registrant's Form S-8
             Registration Statement No. 33-5792.
*   (b)      Eagle-Picher Industries, Inc. Stock Option Plan of 1990. Incorporated by
             reference to Appendix A to Registrant's Proxy Statement for Annual Meeting of
             Shareholders, March 27, 1990 (on file with the SEC; SEC File No. 1-1499).
*   (c)      Eagle-Picher Supplemental Executive Retirement Plan. Incorporated by reference to Report on Form 10-Q of Registrant for the quarter ended May 31, 1995.
*   (d)      Eagle-Picher Industries, Inc. Severance Plan dated as of June 25, 1991.
             Incorporated by reference to Report on Form 10-K of Registrant for the fiscal year ended November 30, 1994.
 13.         Excerpts from Eagle-Picher Industries, Inc. Annual Report for the fiscal year ended November 30, 1995.
 21.         Subsidiaries of the Registrant.
 23.         Independent Auditors' Consent.
 24.(a),(b)  Powers of Attorney.
 27.         Financial Data Schedules (submitted electronically to the SEC for its information).
 99.         Plants and Locations.

 (b) Reports on Form 8-K.

     * (i) December 7, 1995 - Reporting December 4, 1995 decision of the U.S. Bankruptcy Court presiding over chapter 11 cases of the Company and seven of its domestic subsidiaries that the Company's estimated aggregate liability on account of present and future asbestos-related personal injury claims is $2,502,511,000.

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

Date: February 27, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

/s/  THOMAS E. PETRY                                 Date:  February 27, 1996
  Thomas E. Petry, Chairman of the
  Board and Chief Executive Officer
/s/  David N. Hall                                   Date:  February 27, 1996
  David N. Hall, Senior Vice President-Finance
  (Principal Financial Officer)
/s/  Carroll D. Curless*                             Date:  February 27, 1996
  Carroll D. Curless, Vice President
  and Controller (Principal Accounting Officer)
/s/  Paul W. Christensen, Jr.*                       Date:  February 27, 1996
  Paul W. Christensen, Jr., Director
/s/  V. Anderson Coombe*                             Date:  February 27, 1996
  V. Anderson Coombe, Director
/s/  Roger L. Howe*                                  Date:  February 27, 1996
  Roger L. Howe, Director
/s/  Daniel W. LeBlond*                              Date:  February 27, 1996
  Daniel W. LeBlond, Director
/s/  Powell McHenry*                                 Date:  February 27, 1996
  Powell McHenry, Director
/s/  Eugene P. Ruehlmann*                            Date:  February 27, 1996
  Eugene P. Ruehlmann, Director
/s/  Andries Ruijssenaars*                           Date:  February 27, 1996
  Andries Ruijssenaars, Director
* By /s/  James A. Ralston
           James A. Ralston
           Attorney-in-fact

                                 EXHIBIT INDEX

                                           EXHIBIT
                                           NUMBER
---------------------------------------------------------------------------------------------
   3(i)      --  Articles of Incorporation*
   3(ii)     --  Code of Regulations*
   4(a)      --  Form of Indenture, $50,000,000 9 1/2% Sinking Fund Debentures due March 1,
                 2017*
   4(b)(i)   --  Credit and Agency Agreement dated as of November 5, 1992*
   4(b)(ii)  --  First Amendment to Credit Agreement, dated as of August 29, 1994*
  10(a),(b)  --  Eagle-Picher Industries, Inc. Stock Option Plans of 1983 and 1990*
  10(c)      --  Eagle-Picher Supplemental Executive Retirement Plan*
  10(d)      --  Eagle-Picher Industries, Inc. Severance Plan dated as of June 25, 1991*
  13         --  Excerpts from Annual Report for the Fiscal Year Ended November 30, 1995
  21         --  Subsidiaries of the Registrant
  23         --  Independent Auditors' Consent
  24(a),(b)  --  Powers of Attorney
  27         --  Financial Data Schedules (Submitted electronically to the SEC for its information.)
  99         --  Plants and Locations

---------------

* Incorporated by reference.  See page 22 above.