Form 10-Q
period 1996-02-29
EAGLE PICHER INDUSTRIES INC
filed 1996-04-15
CIK 30927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended February 29, 1996            Commission file number 1-1499



                         EAGLE-PICHER INDUSTRIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              OHIO                                  31-0268670
- ------------------------------------       ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


         580 Walnut Street, P. O. Box 779, Cincinnati, Ohio    45201
- --------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010



                               (Not Applicable)
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.                            Yes  X   No
                                                                 -----   ------
11,040,932 shares of common capital stock, par value $1.25 per share, were outstanding at April 12, 1996.

                                TABLE OF CONTENTS





                                                                     Page

                                                                    Number

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements....................................     3

     Consolidated Statement of Income............................     3
     Consolidated Balance Sheet..................................     4
     Consolidated Statement of Cash Flows........................     6
     Notes to Consolidated Financial Statements..................     8

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................    12


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................    14

Item 3.  Defaults Upon Senior Securities.........................    14

Item 6.  Exhibits and Reports on Form 8-K........................    14

Signatures.......................................................    15

Exhibit Index....................................................    16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          EAGLE-PICHER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)




                                  Three Months Ended
                                    February 29(28)
                                   1996         1995
                                  -------      -------

Net Sales                       $ 208,582    $ 197,603
                                  -------      -------
Operating Costs and Expenses:
Cost of products sold             174,364      163,288
Selling and administrative         20,847       19,202
                                  -------      -------
                                  195,211      182,490
                                  -------      -------

Operating Income                   13,371       15,113

Interest expense                     (487)        (487)
Other income                          327          385
                                  -------      -------

Income Before Reorganization
  Items and Taxes                  13,211       15,011

Reorganization items                   68         (425)
                                  -------      -------

Income Before Taxes                13,279       14,586

Income Taxes                        1,771        1,554
                                  -------      -------

Net Income                      $  11,508    $  13,032
                                  =======      =======

Income per Share                $    1.04    $    1.18
                                  =======      =======



See accompanying notes to the consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


ASSETS                                                     Feb. 29    Nov. 30
                                                             1996       1995
                                                          ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents                                $101,414   $ 93,330
  Receivables, less allowances                              128,534    127,044
  Income tax refund receivable                                  679      4,402
  Inventories:
    Raw materials and supplies                               40,199     42,140
    Work in process                                          25,643     23,349
    Finished goods                                           17,280     18,158
                                                          ---------  ---------
                                                             83,122     83,647

  Prepaid expenses                                           14,558     17,695
                                                          ---------  ---------

        Total current assets                                328,307    326,118
                                                          ---------  ---------

PROPERTY, PLANT AND EQUIPMENT                               445,707    441,957
  Less accumulated depreciation                             289,495    286,139
                                                          ---------  ---------
        Net property, plant and equipment                   156,212    155,818

DEFERRED INCOME TAXES                                        66,324     62,824

OTHER ASSETS                                                 32,613     35,313
                                                          ---------  ---------

        Total Assets                                       $583,456   $580,073
                                                          =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                         $ 35,874   $ 40,318
  Long-term debt - current portion                            2,766      1,525
  Income taxes                                                5,237      4,789
  Other current liabilities                                  32,804     35,991
                                                          ---------  ---------
        Total current liabilities                            76,681     82,623
                                                          ---------  ---------

LIABILITIES SUBJECT TO COMPROMISE                         2,662,528  2,662,530

LONG-TERM DEBT - less current portion                        18,109     19,103

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                  21,971     21,720

OTHER LONG-TERM LIABILITIES                                   4,852      5,405
                                                          ---------  ---------

        Total liabilities                                 2,784,141  2,791,381
                                                          ---------  ---------

                          EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                       Feb. 29       Nov. 30
                                                         1996          1995
                                                      ---------     ---------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share
     authorized 30,000,000 shares, issued
     11,125,000 shares                                 $ 13,906      $ 13,906
  Additional paid-in capital                             36,378        36,378
  Accumulated deficit                                (2,249,781)   (2,261,289)
  Unrealized gain on investments                            275           333
  Foreign currency translation                              450         1,277
                                                      ---------     ---------
                                                     (2,198,772)   (2,209,395)

Cost of 84,068 common treasury shares                    (1,913)       (1,913)
                                                      ---------     ---------

        Total Shareholders' Equity (Deficit)         (2,200,685)   (2,211,308)
                                                      ---------     ---------

        Total Liabilities and Shareholders' Equity
          (Deficit)                                    $583,456      $580,073
                                                      =========     =========



See accompanying notes to the consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Dollars in thousands)

                                                         Three Months Ended
                                                           February 29(28)
                                                           1996      1995
                                                           ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 11,508   $ 13,032
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                     7,653      7,116
         Changes in assets and liabilities:
            Receivables                                   (1,490)   (15,679)
            Inventories                                      525     (3,280)
            Deferred taxes                                (3,500)    (5,000)
            Accounts payable                              (4,444)    (5,292)
            Accrued liabilities                           (3,187)       407
            Other                                          9,541      4,211
                                                       ---------  ---------


              Net cash provided by (used in)
              operating activities                        16,606     (4,485)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (9,745)    (6,457)
   Other                                                     898       (626)
                                                       ---------  ---------

               Net cash used in
               investing activities                       (8,847)    (7,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                              (365)      (410)
   Other                                                     690          -
                                                       ---------  ---------


               Net cash provided by (used in)
               financing activities                          325       (410)



                          EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)




                                                        Three Months Ended
                                                          February 29(28)
                                                         1996         1995
                                                      ---------   ---------

Net increase (decrease) in cash and cash equivalents      8,084     (11,978)

Cash and cash equivalents, beginning of period           93,330      92,606
                                                      ---------   ---------

Cash and cash equivalents, end of period               $101,414    $ 80,628
                                                      =========   =========

Supplemental cash flow information:
  Cash paid during the year:
     Interest paid                                      $   410    $    493
     Income taxes paid (net of refunds received)        $ 1,100    $    641






















See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


A.  Proceedings Under Chapter 11
    ----------------------------

     On January 7, 1991 ("petition date"), Eagle-Picher Industries, Inc. ("Company") and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code ("chapter 11") in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio ("Bankruptcy Court"). Each filing entity, other than EDI, Inc., is currently operating its business as a debtor in possession in accordance with the provisions of the Bankruptcy Code.

     An Unsecured Creditors' Committee ("UCC"), an Injury Claimants' Committee ("ICC"), an Equity Security Holders' Committee ("ESC"), and a Legal Representative for Future Claimants ("RFC") have been appointed in the chapter 11 cases. An unofficial asbestos co-defendants' committee has also been participating in the chapter 11 cases. In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard with respect to transactions outside the ordinary course of business. The official committees and the RFC typically are the entities with which the Company would negotiate the terms of a plan of reorganization. In June 1992, a mediator was appointed by the Bankruptcy Court to assist the constituencies in their negotiations.

     On November 9, 1993, the Company reached an agreement on the principal elements of a joint plan of reorganization. The agreement was with the ICC and the RFC, the representatives of the holders of present and future asbestos-related personal injury and other toxic tort claims in the Company's chapter 11 case, and was reached with the assistance of the mediator. One of the principal elements of the agreement was a negotiated settlement of the Company's aggregate liability for such claims in the amount of $1.5 billion. As a consequence of this agreement, the Company recorded a provision in the fourth quarter of 1993 of $1.135 billion to increase the asbestos liability subject to compromise to $1.5 billion. The Company also recorded a provision of $41.4 million in 1993 for environmental and other litigation claims in anticipation of settlement of such claims.

     Throughout 1994, the Company, the ICC and the RFC continued to refine the details of a joint plan of reorganization ("Original Plan"). The Original Plan was filed with the Bankruptcy Court on February 28, 1995. The Original Plan did not have the support of the UCC or the ESC because they did not agree with the amount of the aggregate asbestos liability which had been negotiated and which was used in the Original Plan to determine the allocation of the consideration to be distributed to the unsecured creditor and shareholder classes. As a result of the dispute, the Company was unable to move forward with the Original Plan. In order to resolve this dispute, the Company filed a motion in July 1995 requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. The Bankruptcy Court ruled in December 1995 that such estimated liability is $2.5 billion ("Estimation Ruling"). The UCC, the ESC and two individual members of the UCC have filed notices of appeal of the Estimation Ruling. The UCC has also asked the Bankruptcy Court to amend the Estimation Ruling on the grounds that the Court, through inadvertence or mistake, overestimated the liability for future asbestos-related personal injury claims by approximately $500 million. The Company does not know when decision will be rendered by the appellate court or the Bankruptcy Court.

     On April 9, 1996, the Company filed a First Amended Consolidated Plan of Reorganization ("Amended Plan") reflecting the Estimation Ruling. The principal substantive modification to the Original Plan relates to the allocation of the consideration to be distributed under the plan to the various classes of unsecured claims.

     The Amended Plan, like the Original Plan, contemplates a resolution of the Company's liability for all present and future asbestos-related personal injury claims and certain other tort claims. These claims will be assumed and resolved by an independently administered claims trust ("Trust"). The Amended Plan provides for the distribution of cash, notes and common stock of the reorganized Company to the Trust and to holders of allowed unsecured claims on a pro-rata basis proportionate to the percentage of their claims to the total of the Liabilities Subject to Compromise. Accordingly, pursuant to the Amended Plan, the Trust will be distributed approximately 94% of such cash, notes and stock, and claimants holding environmental-related and other pre-petition unsecured claims will be distributed approximately 6% of such cash, notes and stock.

     Pursuant to the Amended Plan, claims entitled to priority under the Bankruptcy Code and convenience claims (pre-petition general unsecured claims of $500 or less or claims that are reduced to that amount) will be paid in full, in cash. The Amended Plan also resolves and discharges all asbestos-related property damage claims, as further discussed in Note B below. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution. Under the Amended Plan, existing shareholders will receive no distributions and their shares will be canceled.

     Following the Estimation Ruling, the Company recorded a provision of approximately $1.0 billion to increase the asbestos liability subject to compromise to the amount estimated by the Bankruptcy Court. This resulted in a negative shareholders' equity in excess of $2.2 billion. As a result, the Company filed a motion in the Bankruptcy Court in December 1995 seeking an order directing the United States Trustee to disband the ESC on the basis that existing equity holders do not have an economic interest in the chapter 11 cases. In January 1996, the Bankruptcy Court ruled that the ongoing activities of the ESC shall be limited to pursuing its appeal of the Estimation Ruling.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities subject to compromise listed above have been reported on the basis of the expected amount of the allowed claims even though they may be settled for lesser amounts. Upon confirmation of a plan of reorganization, the Company would utilize the "fresh-start" reporting principles contained in the AICPA's Statement of Position 90-7, which would result in adjustments relating to the amounts and classification of recorded assets and liabilities, determined as of the plan confirmation date. Pursuant to the Amended Plan, the ultimate consideration to be received by the unsecured creditors will be substantially less than the amounts shown in the accompanying Consolidated Balance Sheet. Until a plan of reorganization is confirmed, however, the Company cannot be certain of the final terms and provisions thereof or the ultimate amount creditors will receive.

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                    February 29,         November 30,
                                       1996                 1995
                                     ----------          -----------

Asbestos liability                   $2,502,511          $ 2,502,511
Long-term debt (unsecured portion)       62,003               62,003
Accounts payable                         41,234               41,236
Accrued and other liabilities            56,780               56,780
                                     ----------          -----------
                                     $2,662,528          $ 2,662,530
                                     ==========          ===========

     The net expense (income) resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following (in thousands):

                                        Three Months
                                           Ended
                                      February 29(28)
                                        1996    1995
                                       ------   ------
    Professional fees and other
      expenses directly related
      to bankruptcy                   $ 1,153  $ 1,515
    Interest income                    (1,221)  (1,090)
                                       ------   ------
                                      $   (68) $   425
                                       ======   ======

     Interest income is attributable to the accumulation of cash and short-term investments subsequent to the petition date.



B.  Litigation
    ----------

     As discussed in Note K to the Consolidated Financial Statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1995 and Note A above, the accompanying Consolidated Financial Statements include an estimated liability related to personal injury claims resulting from the Company's sale of asbestos-containing insulation products. Litigation with respect to asbestos-related claims was stayed by reason of the chapter 11 filing.

     Approximately 1,000 proofs of claim alleging asbestos-related property damage were filed in the chapter 11 cases pursuant to the September 30, 1992 bar date for asbestos-related claims. Under the Amended Plan, a second trust will be established to resolve asbestos- related property damage claims. If the class of asbestos-related property damage claims votes to accept the Amended Plan, such trust will be funded with $3 million in cash. If such class votes to reject the Amended Plan, but the Amended Plan is nevertheless confirmed, the trust will be funded with the pro-rata share of plan consideration allocable to asbestos- related property damage claims in the aggregate, based upon the Bankruptcy Court's estimate of the aggregate value of such claims. It cannot be reasonably predicted at this time what the Bankruptcy Court's estimate of the aggregate value of such claims would be. It should also be noted that the Company may have insurance coverage for certain of these claims.

     In February 1996, the hospital members of the American Hospital Association, which had filed asbestos-related property damage claims against the Company ("Hospitals"), filed a motion in the Bankruptcy Court seeking an order estimating the aggregate value of all asbestos-related property damage claims against the Company and temporarily allowing such claims for purposes of voting on a plan of reorganization. The motion states that the relief requested is not intended to be a determination by the Bankruptcy Court of the Company's liability, if any, on account of such claims or to assign a permanently fixed value for such claims, but is sought in order to determine the appropriate distribution to creditor classes under a plan of reorganization. The Company and the RFC have each opposed the Hospitals' motion. Both have argued in their papers filed with the Bankruptcy Court that, should the class of asbestos-related property damage claims accept the Amended Plan, an estimation of these claims will be unnecessary. The Company also argued that voting issues should be addressed in connection with the Company's motion for an order from the Bankruptcy Court establishing the voting procedures with respect to the Amended Plan. The Bankruptcy Court has not yet ruled on the Hospitals' motion.

     Also in February 1996, the Company filed with the Bankruptcy Court an objection to many asbestos-related property damage claims, including claims filed by the Hospitals. The Company objected on the grounds that the holders of such claims had failed to comply with the applicable time limitations under state laws for prosecuting their claims or had failed to state the requisite legal and factual bases for their claims. The Bankruptcy Court has not yet ruled on this objection.

     The Company is a defendant in various other litigation which was pending as of the petition date, which was discussed in Note L to the Consolidated Financial Statements for the fiscal year ended November 30, 1995. The Company intends to defend all litigation claims vigorously in the manner permitted by the Bankruptcy Code and/or applicable law. All pre- petition claims against the Company arising from litigation must be liquidated or otherwise addressed in the context of the chapter 11 cases and will be treated in any plan of reorganization.

     The Company has resolved most of the litigation claims that were asserted pursuant to the October 31, 1991 bar date for claims other than those arising from the sale of asbestos- containing products. The Company has filed objections to certain of the litigation-based claims that have not yet been resolved, seeking to reduce the amount of such claims or eliminate them entirely. The Company anticipates filing additional objections to other such claims if they cannot be resolved through negotiation. These objections will be vigorously pursued by the Company. The Company believes that its provisions for these claims is adequate, and, in addition, the Company may have insurance coverage for certain of them.



C.  Basis of Reporting for Interim Financial Statements
    ---------------------------------------------------

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1995.

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month periods ended February 29(28), 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

     Sales for the quarter ended February 29, 1996 were $208.6 million compared with $197.6 million for the first quarter of 1995. Operating income was $13.4 million compared with $15.1 million for the same period last year. Net income for the first quarter of 1996 was $11.5 million or $1.04 per share compared with $13.0 million or $1.18 per share in the first quarter of 1995.

     Sales and operating income for the Automotive Group in the first quarter of 1996 were below the levels reported for the first quarter of 1995. Reductions in production schedules, decreased availability of raw materials due to weather, particularly in December and January, pricing pressures, and continued delays in starts-ups of customers' new programs were the primary reasons for the decline in operating income for the Automotive Group during the quarter.

     In the Industrial Group, sales and operating income were higher than those of the first quarter of 1995. The Specialty Materials Division enjoyed increased demand for germanium substrates used in communication satellites. The increase in cellular communications has expanded demand in this market. Additionally, the price of certain raw materials has increased over the past year, which contributed to increased sales but had a minimal impact on profits as the raw material price increases were absorbed by customers. The Minerals Division, a producer of diatomaceous earth and perlite filter aids, which are primarily used by the food and beverage industry, also experienced increased sales and operating income compared with 1995 results due to increased export sales of diatomaceous earth products.

     Results of the Machinery Group were also ahead of those for the same period a year earlier. The Construction Equipment Division, which manufacturers earth moving equipment and materials handling equipment, enjoyed improved results from working off backlogs. Future production schedules, however, suggest a decline in shipments as the year progresses. The Electronics Division, a major force in the manufacture of special purpose batteries for aerospace and defense applications, continued its efforts to offset reductions in the defense business by increasing its market share in the commercial aerospace market.

     Forecasts from certain divisions, particularly those serving capital equipment markets, suggest that those areas of the economy reached the top of the cycle in 1995. Backlogs for those divisions are declining. The outlook for the Automotive Group is uncertain. Obtaining appropriate price increases and equitable prices for new business from customers continues to be extremely difficult. This places pressure on profit margins and any decline in automotive production could adversely affect the results of operations serving this market, particularly domestic operations. Prospects for operations serving general industrial markets are promising and should partially offset the effect of any potential decline in the Automotive Group in 1996. The Company believes its financial condition is sufficiently strong to enable it to cope in the event an economic slowdown occurs in 1996 and to have available the resources necessary to take advantage of new business opportunities in 1996.

     Interest expense did not change appreciably in the first quarter of 1996 compared to the same period in 1995. Contractual interest on debt outstanding was $2.2 million in the first quarters of 1996 and 1995.

     Interest income on the cash balances accumulated as a result of the reorganization slightly exceeded the expenses of the reorganization effort in the first quarter of 1996.

Financial Condition

     The cash balance of the Company increased from $93.3 million at November 30, 1995 to $101.4 million at February 29, 1996, an increase of $8.1 million. One component of this increase was the reduction in the amount of customer tooling carried in the balance sheet to $17.9 million at February 29, 1996 from $26.5 million at November 30, 1995. It is anticipated that this amount will decline further throughout the remainder of the year. There were increases in working capital, which are typical for the first few months of a new fiscal year, which partially offset the effects of the decrease in tooling.

     Capital expenditures totaled $9.7 million in the first quarter of 1996 compared to $6.5 million in the first quarter of 1995. The Company presently expects, however, that the total amount of capital expenditures in the 1996 fiscal year will be comparable to that of 1995.

     On April 9, 1996, the Company filed a First Amended Consolidated Plan of Reorganization with the Bankruptcy Court. Such plan provides for the satisfaction and discharge of the Company's pre-petition liabilities (Liabilities Subject to Compromise) and, upon the effective date of the plan, will provide the reorganized Company with a capital structure appropriate for an industrial products company which will enable the Company to access financing in the credit and debt markets.

                             PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

     On March 14, 1996, the Bankruptcy Court issued an order and decision, in which it ruled that the substantive consolidation of the chapter 11 cases of the Company and its subsidiary, Hillsdale Tool & Manufacturing Co. ("Hillsdale"), was appropriate. Under the principles of substantive consolidation, the assets of the consolidated debtors are used to satisfy the claims against all such debtors. This order and decision resolved the complaint, filed in August 1995 with the Bankruptcy Court by certain entities who had purchased claims held by certain creditors of Hillsdale, seeking to preclude the use of substantive consolidation as an element of any plan of reorganization. This complaint was discussed in the Company's Report on Form 10-K for the fiscal year ended November 30, 1995.

     On April 9, 1996, the Company and its seven domestic subsidiaries which had filed petitions for relief under chapter 11 filed a First Amended Consolidated Plan of Reorganization, as well as a proposed Debtors' First Amended Joint Disclosure Statement and a Motion for an Order Establishing Procedures for Solicitation and Tabulation of Votes to Accept or Reject the Consolidated Plan of Reorganization. The Amended Plan is discussed more fully in Note A to the Consolidated Financial Statements herein.

     On April 11, 1996, the UCC filed a motion with the Bankruptcy Court seeking relief from the Estimation Ruling. The Estimation Ruling is discussed in Note A to the Consolidated Financial Statements herein. In its motion, the UCC argues that, through inadvertence or mistake, the Bankruptcy Court overestimated the Company's liability for future asbestos-related personal injury claims by approximately $500 million. The Company has not yet responded to the UCC's motion.

     The Bankruptcy Court has scheduled a hearing for April 17, 1996 at which it will hear oral argument on the Hospitals' motion seeking an order estimating the aggregate value of all asbestos-related property damages claims against the Company and temporarily allowing such claims for purposes of voting on a plan of reorganization. This motion and the responses thereto are discussed in Note B to the Consolidated Financial Statements herein.



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


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         27 - Financial Data Schedule.

    (b)  Reports on Form 8-K

         Report on Form 8-K (File 1-1499), dated April 9, 1996, in which the Company reported that on April 9, 1996 the Company and seven of its domestic subsidiaries filed a First Amended Consolidated Plan of Reorganization in their chapter 11 cases pending before the U.S. Bankruptcy Court for the Southern District of Ohio, Western Division.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER INDUSTRIES, INC.





                                       /s/ David N. Hall
                                       -----------------------------------
                                       David N. Hall,
                                       Senior Vice President - Finance and
                                       Chief Financial Officer




     DATE April 12, 1996
          --------------

                                  EXHIBIT INDEX
                                  -------------




Exhibit No.           Description
- -----------           -----------

  27                  Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)