Form 10-Q
period 1996-05-31
EAGLE PICHER INDUSTRIES INC
filed 1996-07-12
CIK 30927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended May 31, 1996            Commission file number 1-1499



                          EAGLE-PICHER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



              OHIO                                     31-0268670
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


580 Walnut Street, P. O. Box 779, Cincinnati, Ohio        45201
     (Address of principal executive offices)            Zip Code


Registrant's telephone number, including area code    513-721-7010



                                (Not Applicable)
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

11,040,932 shares of common capital stock, par value $1.25 per share, were outstanding at July 12, 1996.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          EAGLE-PICHER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)

                                          Three Months Ended             Six Months Ended
                                               May 31                         May 31
                                     -------------------------       -------------------------
                                        1996           1995            1996            1995
                                        ----           ----            ----            ----
Net Sales                            $ 235,126       $ 225,378       $ 443,708       $ 422,981
                                     ---------       ---------       ---------       ---------

Operating Costs and Expenses:
Cost of products sold                  194,276         186,658         368,640         349,946
Selling and administrative              21,569          19,573          42,416          38,775
                                     ---------       ---------       ---------       ---------
                                       215,845         206,231         411,056         388,721
                                     ---------       ---------       ---------       ---------

Operating Income                        19,281          19,147          32,652          34,260

Interest expense                          (462)           (500)           (949)           (987)
Other income                                30              21             357             406
                                     ---------       ---------       ---------       ---------

Income Before Reorganization
  Items and Taxes                       18,849          18,668          32,060          33,679

Reorganization items                        22            (331)             90            (756)
                                     ---------       ---------       ---------       ---------

Income Before Taxes                     18,871          18,337          32,150          32,923

Income Taxes                             2,115           1,561           3,886           3,115
                                     ---------       ---------       ---------       ---------

Net Income                           $  16,756       $  16,776       $  28,264       $  29,808
                                     =========       =========       =========       =========



Income per Share                     $    1.52       $    1.52       $    2.56       $    2.70
                                     =========       =========       =========       =========


See accompanying notes to the consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

ASSETS                                                May 31          Nov. 30
                                                       1996            1995
                                                    ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents                         $  109,719      $   93,330
  Receivables, less allowances                         131,289         127,044
  Income tax refund receivable                             679           4,402
  Inventories:
    Raw materials and supplies                          37,060          42,140
    Work in process                                     30,842          23,349
    Finished goods                                      17,069          18,158
                                                    ----------      ----------
                                                        84,971          83,647
  Prepaid expenses                                      12,057          17,695
                                                    ----------      ----------

        Total current assets                           338,715         326,118
                                                    ----------      ----------

PROPERTY, PLANT AND EQUIPMENT                          452,153         441,957
  Less accumulated depreciation                        294,861         286,139
                                                    ----------      ----------
        Net property, plant and equipment              157,292         155,818

DEFERRED INCOME TAXES                                   70,024          62,824

OTHER ASSETS                                            35,493          35,313
                                                    ----------      ----------

        Total Assets                                $  601,524      $  580,073
                                                    ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                  $   35,026      $   40,318
  Long-term debt - current portion                       2,611           1,525
  Income taxes                                           4,836           4,789
  Other current liabilities                             36,666          35,991
                                                    ----------      ----------
        Total current liabilities                       79,139          82,623
                                                    ----------      ----------

LIABILITIES SUBJECT TO COMPROMISE                    2,662,414       2,662,530

LONG-TERM DEBT - less current portion                   17,572          19,103

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS             22,278          21,720

OTHER LONG TERM LIABILITIES                              4,714           5,405
                                                    ----------      ----------

        Total liabilities                            2,786,117       2,791,381
                                                    ----------      ----------

                          EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                          May 31            Nov. 30
                                                           1996              1995
                                                        -----------       -----------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share
     authorized 30,000,000 shares, issued
     11,125,000 shares                                  $    13,906       $    13,906
  Additional paid-in capital                                 36,378            36,378
  Accumulated deficit                                    (2,233,025)       (2,261,289)
  Unrealized gain on investments                                396               333
  Foreign currency translation                                 (335)            1,277
                                                        -----------       -----------
                                                         (2,182,680)       (2,209,395)

Cost of 84,068 common treasury shares                        (1,913)           (1,913)
                                                        -----------       -----------

        Total Shareholders' Equity (Deficit)             (2,184,593)       (2,211,308)
                                                        -----------       -----------
        Total Liabilities and Shareholders' Equity
          (Deficit)                                     $   601,524       $   580,073
                                                        ===========       ===========


See accompanying notes to the consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                    Six Months Ended
                                                          May 31
                                                 -----------------------
                                                   1996           1995
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 28,264       $ 29,808
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization             15,299         14,572
         Changes in assets and liabilities:
            Receivables                            (4,245)        (8,538)
            Inventories                            (1,324)        (5,300)
            Deferred taxes                         (7,200)        (9,500)
            Accounts payable                       (5,292)          (492)
            Accrued liabilities                       675          4,122
            Other                                   8,834         (6,394)
                                                 --------       --------


              Net cash provided by
              operating activities                 35,011         18,278


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           (19,109)       (13,978)
   Other                                              687            908
                                                 --------       --------

               Net cash used in
               investing activities               (18,422)       (13,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                       (200)          (980)
                                                 --------       --------


               Net cash used in
               financing activities                  (200)          (980)

                          EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                         Six Months Ended
                                                              May 31
                                                      ----------------------
                                                        1996          1995
                                                        ----          ----
Net increase in cash and cash equivalents               16,389         4,228

Cash and cash equivalents, beginning of period          93,330        92,606
                                                      --------      --------

Cash and cash equivalents, end of period              $109,719      $ 96,834
                                                      ========      ========

Supplemental cash flow information:
  Cash paid during the year:
     Interest paid                                    $    842      $    955
     Income taxes paid (net of refunds received)      $  7,316      $ 10,119

  Cash paid during the quarter:
     Interest paid                                    $    432      $    462
     Income taxes paid (net of refunds received)      $  6,216      $  9,478


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

     Throughout 1994, the Company, the ICC and the RFC continued to refine the details of a joint plan of reorganization ("Original Plan"). The Original Plan was filed with the Bankruptcy Court on February 28, 1995. The Original Plan did not have the support of the UCC or the ESC because they did not agree with the amount of the aggregate asbestos liability which had been negotiated and which was used in the Original Plan to determine the allocation of the consideration to be distributed to the unsecured creditor and shareholder classes. As a result of the dispute, the Company was unable to move forward with the Original Plan. In order to resolve this dispute, the Company filed a motion in July 1995 requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. The Bankruptcy Court ruled in December 1995 that such estimated liability is $2.5 billion ("Estimation Ruling"). The UCC, the ESC and two individual members of the UCC have appealed the Estimation Ruling. The U.S. District Court for the Southern District of Ohio, Western Division heard oral argument on these appeals in June 1996. A decision is pending.

     On April 9, 1996, the Company filed a First Amended Consolidated Plan of Reorganization ("Amended Plan") reflecting the Estimation Ruling, and a proposed First Amended Joint Disclosure Statement ("Disclosure Statement"). The principal substantive modification to the Original Plan relates to the allocation of the consideration to be distributed under the plan to the various classes of unsecured claims. A hearing before the Bankruptcy Court to consider approval of the Disclosure Statement has been scheduled for July 22, 1996. Pursuant to the Bankruptcy Code, the acceptance or rejection of a plan of reorganization may not be solicited from the holder of a claim unless at the time of or before such solicitation there is transmitted to such holder the plan or a summary of the plan and a disclosure statement approved by the Bankruptcy Court as containing information of a kind and in sufficient detail that would enable a hypothetical reasonable investor typical of holders of claims to make an informed judgment about the plan.

     The Amended Plan, like the Original Plan, contemplates a resolution of the Company's liability for all present and future asbestos-related personal injury claims and certain other tort claims. These claims will be channeled to and resolved by an independently administered claims trust ("Trust"). The Amended Plan provides for the distribution of cash, notes and common stock of the reorganized Company to the Trust and to holders of allowed unsecured claims on a pro-rata basis proportionate to the percentage of their claims to the total of the Liabilities Subject to Compromise. Accordingly, pursuant to the Amended Plan, it is anticipated that the Trust will be distributed approximately 94% of such cash, notes and stock, and claimants holding environmental-related and other pre-petition unsecured claims will be distributed approximately 6% of such cash, notes and stock.

     Pursuant to the Amended Plan, claims entitled to priority under the Bankruptcy Code and "convenience claims" (pre-petition general unsecured claims of $500 or less or claims that are reduced to that amount) will be paid in full, in cash. The Amended Plan also provides for the resolution of all asbestos-related property damage claims, as further discussed in Note B below. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution. Under the Amended Plan, existing shareholders will receive no distributions and their shares will be canceled.

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

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities subject to compromise listed above have been reported on the basis of the expected amount of the allowed claims even though they may be settled for lesser amounts. Upon confirmation of a plan of reorganization, the Company would utilize the "fresh-start" reporting principles contained in the AICPA's Statement of Position 90-7, which would result in adjustments relating to the amounts and classification of recorded assets and liabilities, determined as of the plan confirmation date. Pursuant to the Amended Plan, the ultimate consideration to be received by unsecured creditors will be substantially less than the amounts shown in the accompanying Consolidated Balance Sheet. Until a plan of reorganization is confirmed, however, the Company cannot be certain of the final terms and provisions thereof or the ultimate amount creditors will receive.

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                       May 31,           November 30,
                                        1996                1995
                                        ----                ----
Asbestos liability                   $2,502,511          $ 2,502,511
Long-term debt (unsecured portion)       62,003               62,003
Accounts payable                         41,181               41,236
Accrued and other liabilities            56,719               56,780
                                      ---------            ---------
                                     $2,662,414          $ 2,662,530
                                      =========            =========

    The net expense (income) resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following (in thousands):

                                           Three Months                    Six Months
                                              Ended                           Ended
                                              May 31                          May 31
                                      -----------------------         -----------------------
                                        1996           1995            1996            1995
                                        ----           ----            ----            ----
    Professional fees and other
      expenses directly related
      to bankruptcy                   $ 1,248         $ 1,563         $ 2,401         $ 3,078
    Interest income                    (1,270)         (1,232)         (2,491)         (2,322)
                                      -------         -------         -------         -------
                                      $   (22)        $   331         $   (90)        $   756
                                      =======         =======         =======         =======

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

     Approximately 1,000 proofs of claim alleging asbestos-related property damage were filed in the chapter 11 cases pursuant to the September 30, 1992 bar date for asbestos-related claims. Under the Amended Plan, a second trust will be established to resolve asbestos-related property damage claims. If the class of asbestos-related property damage claims votes to accept the Amended Plan, such trust will be funded with $3 million in cash. If such class votes to reject the Amended Plan, but the Amended Plan is nevertheless confirmed, the trust will be funded with the pro-rata share of plan consideration allocable to asbestos-related property damage claims in the aggregate, based upon the Bankruptcy Court's estimate of the aggregate value of such claims. It cannot be reasonably predicted at this time what the Bankruptcy Court's estimate of the aggregate value of such claims would be. The Company may have insurance coverage for certain of these claims.

     In February 1996, the hospital members of the American Hospital Association, which had filed asbestos-related property damage claims against the Company ("Hospitals"), filed a motion in the Bankruptcy Court seeking an order estimating the aggregate value of all asbestos-related property damage claims against the Company and temporarily allowing such claims for purposes of voting on a plan of reorganization. The Company and the RFC opposed the motion on the basis that, should the class of asbestos-related property damage claims accept the Amended Plan, an estimation of these claims would be unnecessary. The Company also argued that voting issues should be addressed in connection with the Company's motion for an order from the Bankruptcy Court establishing the voting procedures with respect to the Amended Plan. At a hearing held in May 1996, the Bankruptcy Court denied the Hospitals' motion.

     In February and May 1996, the Company filed with the Bankruptcy Court objections to many asbestos-related property damage claims, including claims filed by the Hospitals, because the claims are barred by the applicable time limitations under state laws for prosecuting the claims, the claims fail to state the requisite legal and factual bases therefor, and/or the claims fail to provide any evidence that the Company's products were located in the claimants' facilities. The holders of approximately 365 claims did not respond to the objections; some of these claims have been disallowed by the Bankruptcy
Court and the Company's request for disallowance of the other such claims is pending with the Bankruptcy Court. With respect to the remaining claims that were objected to, the Bankruptcy Court has not yet issued a ruling.

     The Company is a defendant in other litigation which was pending as of the petition date which was discussed in Note L to the Consolidated Financial Statements for the fiscal year ended November 30, 1995. The Company intends to defend all litigation claims vigorously in the manner permitted by the Bankruptcy Code and/or applicable law. All pre-petition claims against the Company arising from litigation must be liquidated or otherwise addressed in the context of the chapter 11 cases and will be treated in any plan of reorganization.

     The Company has resolved most of the litigation-based claims that were asserted pursuant to the October 31, 1991 bar date for claims other than those arising from the sale of asbestos-containing products. In June 1996, the Bankruptcy Court approved the settlement agreement among the Company, the EPA, the U.S. Department of Interior and certain states which resolves the majority of the environmental claims asserted against the Company. The terms of the settlement agreement were discussed in Note L to the Consolidated Financial Statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1995. Certain parties that may be liable at certain of the sites resolved by the settlement agreement have appealed the Bankruptcy Court's decision.

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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and six month periods ended May 31, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

      Sales for the second quarter ended May 31, 1996 were $235.1 million compared with $225.4 million for the second quarter of 1995. Operating income was $19.3 million compared with $19.1 million for the same period last year. Net income for the second quarter of 1996 was $16.8 million or $1.52 per share which was equal to that of the second quarter of 1995.

      There was an organizational change during the second quarter of 1996. The Electronics Division was merged with the Specialty Materials Division to form the Eagle-Picher Technologies Division. Those operations of the Eagle-Picher Technologies Division which are included within the Machinery Group (formerly the operations of the Electronics Division) constitute the largest international supplier of power systems for commercial, military and weather satellites. These operations also produce special purpose batteries for a variety of other purposes. Those operations of the Eagle-Picher Technologies Division which are included within the Industrial Group (formerly the operations of the Specialty Materials Division) produce germanium substrates for solar cells which are used on satellites, boron isotopic components and certified clean sample containers for environmental testing.

      Sales for the Automotive Group for the second quarter of 1996 were ahead of the levels for the second quarter of 1995, while operating income was essentially the same as that of the second quarter of 1995. Despite a strike at the General Motor's Delphi Division, increased production levels in the North American market and a favorable product mix were important factors in the improving trend during the second quarter of 1996. European operations did well during the second quarter as these operations continue to increase market share. Start-up costs associated with expansions, and continued delays by one customer in meeting anticipated production schedules, placed pressure on profit margins during the quarter.

      Sales for the Machinery Group were essentially equal to those for the second quarter of last year, while operating income declined. The primary reason for the decline in operating income was reduced shipments of earth moving machinery by the Construction Equipment Division. Shipments of special purpose batteries by the Eagle-Picher Technologies Division were strong. Results for the remaining operations in the Machinery Group were mixed.

      Sales and operating income for the Industrial Group increased in the second quarter of 1996 over the results for last year's second quarter. Shipments of diatomaceous earth products, both to the domestic and to the international markets, continue to be at a high level. Diatomaceous earth products are used for high purity filtration in the food and beverage industry and in a variety of general industrial applications. Eagle-Picher Technologies' operations in the Industrial Group enjoyed an outstanding quarter. The increase in cellular communications has expanded demand for satellite components. Additionally, although the price of certain raw materials has increased over the past year, it has had a minimal impact on margins as the raw material price increases were absorbed by the customer. Shipments of boron isotopic compounds were also at a high level. Recent penetration of the European nuclear market has provided an excellent growth opportunity for boron products.

      It is expected that economic activity will be at a reasonably high level during the second half of 1996. Several operations are serving growing markets and/or are increasing market share, while others are serving sluggish segments of the economy. On balance, and based on forecasts from the Company's Divisions, results for the second half of 1996 should approximate those of the second half of 1995.

      Interest expense did not change appreciably in the second quarter or the first six months of 1996 compared to the same periods in 1995. Contractual interest on debt outstanding was $2.2 million in the second quarters of 1996 and 1995 and $4.4 and $4.5 million in the six month periods ended May 31, 1996 and 1995, respectively.

    Interest income on the cash balances accumulated as a result of the reorganization slightly exceeded the expenses of the reorganization effort throughout 1996.

FINANCIAL CONDITION

   The cash balance of the Company increased from $93.3 million at November 30, 1995 to $109.7 million at May 31, 1996, an increase of $16.4 million. One component of this increase was the reduction in the amount of customer tooling carried on the balance sheet to $16.7 million at May 31, 1996 from $26.5 million at November 30, 1995. It is custom practice in the automotive industry to accumulate customer tooling costs while the tooling is under construction and bill the customer upon its completion. It is anticipated that the amount of customer tooling on the balance sheet will decline further throughout the remainder of the year. There were increases in working capital, which are typical in periods in which sales growth is experienced, which partially offset the effects of the decrease in tooling.

    Capital expenditures totaled $9.4 million in the second quarter of 1996 and $19.1 million for the six months ended May 31, 1996 compared to $7.5 million and $14.0 million in the respective periods of 1995. The Company presently expects, however, that the total amount of capital expenditures in the 1996 fiscal year will be comparable to that of 1995.

    On April 9, 1996, the Company filed a First Amended Consolidated Plan of Reorganization with the Bankruptcy Court. Such plan provides for the satisfaction and discharge of the Company's pre-petition liabilities (Liabilities Subject to Compromise) and for the reorganized Company to have a capital structure appropriate for an industrial products company that is intended to enable the Company to access financing in the credit and debt markets. Decisions with respect to the appeals of the Estimation Ruling and the hearing on the Disclosure Statement, as further discussed in Note A to the Consolidated Financial Statements contained herein, will have a direct impact on the reorganization process. Accordingly, at this time it is not possible to predict when a plan of reorganization will be confirmed and become effective.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      In May 1996, the Bankruptcy Court denied the motion of the Hospitals seeking an order estimating the aggregate value of all asbestos-related property damage claims against the Company and temporarily allowing such claims for purposes of voting on a plan of reorganization. This motion, as well as objections the Company has filed with the Bankruptcy Court to many of the asbestos-related property damage claims, are discussed in Note B to the Consolidated Financial Statements contained herein.

      Following the close of the quarter, on June 6, 1996, the Bankruptcy Court issued a judgment and decision in which it granted the motions of the Company and the United States seeking an order approving the settlement agreement among the Company, the EPA, the U.S. Department of Interior and certain states relating to certain environmental claims asserted against the Company. The settlement agreement provides, among other things, that the agencies and certain states will be granted allowed pre-petition unsecured claims in the Company's chapter 11 case aggregating approximately $43.0 million in full satisfaction of all of the Company's alleged liability at 23 specified Superfund sites, including any liability for any natural resource damage. The settlement agreement also provides that the liability, if any, of the Company at certain other sites will be determined in the future and be satisfied at that time in substantially the same manner and with the same value as such claims would have been satisfied if they had been treated under a reorganization plan. The settlement agreement was discussed in the Company's Report on Form 10-K for the fiscal year ended November 30, 1995. Certain parties that may be liable at certain of the sites resolved by the settlement agreement have filed a notice of appeal of the Bankruptcy Court's decision.

      Following the close of the quarter, on June 14, 1996, the U.S. District Court for the Southern District of Ohio heard oral argument on the appeals of the Estimation Ruling filed by the UCC, the ESC and two individual members of the UCC. The Estimation Ruling is further discussed in Note A to the Consolidated Financial Statements contained herein. The parties who filed the appeals argued, among other things, that the Bankruptcy Court lacked jurisdiction to estimate the Company's liability with respect to asbestos-related personal injury claims and that it erred in its determination of the amount of such liability. The Company, the ICC and the FRC have opposed the appeals. The District Court has not yet ruled on the appeals.

      Following the close of the quarter, on June 21, 1996, the UCC withdrew the motion it had filed with the Bankruptcy Court seeking relief from the Estimation Ruling. In its motion, the UCC had argued that, through inadvertence or mistake, the Bankruptcy Court overestimated the Company's liability for future asbestos-related personal injury claims by approximately $500 million. Because this issue was also raised in the appeal filed by the UCC to the Estimation Ruling, the UCC withdrew it from present consideration by the Bankruptcy Court. This motion was reported in the Company's Report on Form 10-Q for the quarter ended February 29, 1996.

      The Bankruptcy Court has scheduled a hearing for July 22, 1996 to consider the adequacy of the Debtors' First Amended Joint Disclosure Statement, which the Company submitted in connection with the filing of the Amended Plan, as further discussed in Note A to the Consolidated Financial Statements contained herein. Following the close of the quarter, at a hearing in June 1996, the Bankruptcy Court granted the Company's Motion for an Order Establishing Procedures for Solicitation and Tabulation of Votes to Accept or Reject the Consolidated Plan of Reorganization, subject to such procedures being modified to provide that individual creditors holding multiple claims shall have a separate vote for each allowed claim they hold.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The chapter 11 filings constituted a default under substantially all of the

Company's and its 'affiliates' senior securities. The obligations under the Company's pre-petition credit facility and other obligations owing to the lenders who were party to the pre-petition credit facility have been addressed in the debtor in possession financing agreement approved by the Bankruptcy Court on May 24, 1991. At that time, certain of such obligations were repaid and the remaining of such obligations were deemed to be post-petition.

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




DATE July 12, 1996
     ---------------

                                  EXHIBIT INDEX

Exhibit No.           Description
- -----------           -----------
  27                  Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)