Form 10-Q
period 1996-08-31
EAGLE PICHER INDUSTRIES INC
filed 1996-10-15
CIK 30927

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1996            Commission file number 1-1499
                                                                       -------



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

11,040,932 shares of common capital stock, par value $1.25 per share, were outstanding at October 11, 1996.

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


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          EAGLE-PICHER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)




                                                 Three Months Ended              Nine Months Ended
                                                    August 31                        August 31
                                                -------------------           -----------------------

                                              1996             1995             1996             1995
                                              ----             ----             ----             ----
Net Sales ..........................        $216,400         $210,723         $660,108         $633,704
                                            --------         --------         --------         --------
Operating Costs and Expenses:
Cost of products sold ..............         182,088          177,082          550,728          527,028
Selling and administrative .........          20,948           19,619           63,364           58,394
                                            --------         --------         --------         --------
                                             203,036          196,701          614,092          585,422
                                            --------         --------         --------         --------
Operating Income ...................          13,364           14,022           46,016           48,282

Adjustment for asbestos litigation .         502,197                -          502,197                -
Gain on sale of investment .........               -           11,505                -           11,505
Interest expense ...................            (449)            (459)          (1,398)          (1,446)
Other income .......................             392              558              749              964
                                            --------         --------         --------         --------
Income Before Reorganization
  Items and Taxes ..................         515,504           25,626          547,564           59,305

Reorganization items ...............             439             (132)             529             (888)
                                            --------         --------         --------         --------
Income Before Taxes ................         515,943           25,494          548,093           58,417

  Income Taxes .....................           1,782            2,100            5,668            5,215
                                            --------         --------         --------         --------
Net Income .........................        $514,161         $ 23,394         $542,425         $ 53,202
                                            ========         ========         ========         ========

Income per Share ...................        $  46.57         $   2.12         $  49.13         $   4.82
                                            ========         ========         ========         ========

See accompanying notes to the consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


ASSETS                                                August 31           Nov. 30
                                                         1996              1995
                                                      ----------        ----------
CURRENT ASSETS
  Cash and cash equivalents ..................        $  113,452        $   93,330
  Receivables, less allowances ...............           130,565           127,044
  Income tax refund receivable ...............               679             4,402
  Inventories:
    Raw materials and supplies ...............            38,828            42,140
    Work in process ..........................            30,864            23,349
    Finished goods ...........................            17,221            18,158
                                                      ----------        ----------
                                                          86,913            83,647
  Prepaid expenses ...........................            13,271            17,695
                                                      ----------        ----------
        Total current assets .................           344,880           326,118
                                                      ----------        ----------
PROPERTY, PLANT AND EQUIPMENT ................           461,096           441,957
  Less accumulated depreciation ..............           302,378           286,139
                                                      ----------        ----------
        Net property, plant and equipment ....           158,718           155,818

DEFERRED INCOME TAXES ........................            75,824            62,824

OTHER ASSETS .................................            33,015            35,313
                                                      ----------        ----------
        Total Assets .........................        $  612,437        $  580,073
                                                      ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable ...........................        $   35,722        $   40,318
  Long-term debt - current portion ...........             2,513             1,525
  Income taxes ...............................             1,940             4,789
  Other current liabilities ..................            37,455            35,991
                                                      ----------        ----------
        Total current liabilities ............            77,630            82,623
                                                      ----------        ----------
LIABILITIES SUBJECT TO COMPROMISE ............         2,159,904         2,662,530

LONG-TERM DEBT - less current portion ........            17,382            19,103

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS ..            22,425            21,720

OTHER LONG TERM LIABILITIES ..................             4,604             5,405
                                                      ----------        ----------
        Total liabilities ....................         2,281,945         2,791,381
                                                      ----------        ----------

                          EAGLE-PICHER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                       August 31     Nov. 30
                                                         1996         1995
                                                       ----------   ---------
SHAREHOLDERS' EQUITY (DEFICIT)
  Common shares - par value $1.25 per share
     authorized 30,000,000 shares, issued
     11,125,000 shares                                 $ 13,906     $ 13,906
  Additional paid-in capital                             36,378       36,378
  Accumulated deficit                                (1,718,864)  (2,261,289)
  Unrealized gain on investments                            294          333
  Foreign currency translation                              691        1,277
                                                      ---------    ---------
                                                     (1,667,595)  (2,209,395)

Cost of 84,068 common treasury shares                    (1,913)      (1,913)
                                                       ---------   ---------
        Total Shareholders' Equity (Deficit)         (1,669,508)  (2,211,308)

        Total Liabilities and Shareholders' Equity
          (Deficit)                                    $612,437     $580,073
                                                       ========     ========

See accompanying notes to the consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                        Nine Months Ended
                                                           August 31
                                                      1996             1995
                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................        $ 542,425         $ 53,202
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization ....           22,990           21,872
         Adjustment for asbestos litigation         (502,197)               -
         Gain on sale of investment .......                -          (11,505)
         Changes in assets and liabilities:
            Receivables ...................           (3,521)          (6,276)
            Inventories ...................           (3,266)          (5,511)
            Prepaid expenses ..............            4,424          (10,724)
            Deferred taxes ................          (13,000)         (15,700)
            Accounts payable ..............           (4,596)          (2,568)
            Accrued liabilities ...........            1,464            3,635
            Other .........................            2,298           (4,009)
                                                   ---------         --------

              Net cash provided by
              operating activities ........           47,021           22,416

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment .......                -           11,505
   Capital expenditures ...................          (27,842)         (24,794)
   Other ..................................            1,381              559
                                                   ---------         --------
               Net cash used in
               investing activities .......          (26,461)         (12,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt ............             (438)          (1,894)
                                                   ---------         --------
               Net cash used in
               financing activities .......             (438)          (1,894)
                                                   ---------         --------

                          EAGLE-PICHER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                          Nine Months Ended
                                                                              August 31
                                                                         1996           1995
                                                                         ----           ----
Net increase in cash and cash equivalents ....................          20,122           7,792

Cash and cash equivalents, beginning of period ...............          93,330          92,606
                                                                      --------        --------
Cash and cash equivalents, end of period .....................        $113,452        $100,398
                                                                      ========        ========

Supplemental cash flow information:
  Cash paid during the year:
     Interest paid ...........................................        $  1,293        $  1,422
     Income taxes paid (net of refunds received) .............        $ 17,794        $ 18,416

  Cash paid during the quarter:
     Interest paid ...........................................        $    451        $    467
     Income taxes paid (net of refunds received) .............        $ 10,478        $  8,297

See accompanying notes to consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.

                   Notes to Consolidated Financial Statements


A.  PROCEEDINGS UNDER CHAPTER 11

     On January 7, 1991 ("petition date"), Eagle-Picher Industries, Inc. ("Company") and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code ("chapter 11") in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio ("Bankruptcy Court"). Each filing entity, other than EDI, Inc. and Eagle-Picher Europe, Inc., is currently operating its business as a debtor in possession in accordance with the provisions of the Bankruptcy Code.

     An Unsecured Creditors' Committee ("UCC"), an Injury Claimants' Committee ("ICC"), an Equity Security Holders' Committee ("ESC"), and a Legal Representative for Future Claimants ("RFC") were appointed in the chapter 11 cases. An unofficial asbestos co-defendants' committee has also been participating in the chapter 11 cases. In accordance with the provisions of the Bankruptcy Code, these parties have the right to be heard with respect to transactions outside the ordinary course of business. The official committees and the RFC typically are the entities with which the Company would negotiate the terms of a plan of reorganization. In June 1992, a mediator was appointed by the Bankruptcy Court to assist the constituencies in their negotiations.

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

     Throughout 1994, the Company, the ICC and the RFC (collectively, "Plan Proponents") continued to refine the details of a joint plan of reorganization ("Original Plan"). The Original Plan was filed with the Bankruptcy Court on February 28, 1995. The Original Plan did not have the support of the UCC or the ESC because they did not agree with the amount of the aggregate asbestos liability which had been negotiated and which was used in the Original Plan to determine the allocation of the consideration to be distributed to the unsecured creditor and shareholder classes. In order to resolve this dispute, the Company filed a motion in July 1995 requesting that the Bankruptcy Court estimate the Company's aggregate liability on account of present and future asbestos-related personal injury claims. The Bankruptcy Court ruled in December 1995 that such estimated liability is $2.5 billion ("Estimation Ruling"). The UCC, the ESC and two individual members of the UCC filed notices of appeal of the Estimation Ruling.

     As a result of the Estimation Ruling, on April 9, 1996, the Plan Proponents filed a First Amended Consolidated Plan of Reorganization, which was similar to the Original Plan except that the Court-determined estimated liability for asbestos-related personal injury claims of $2.5 billion was utilized to determine the allocation of the consideration to be distributed to the unsecured creditor and shareholder classes under the Plan. The Plan Proponents filed a Second Amended Consolidated Plan of Reorganization on July 17, 1996. This Plan was similar to the First Amended Plan except that it provided that holders of environmental and other prepetition unsecured claims (excluding asbestos and lead-related claims) could elect, in part, the form of the consideration they would receive with respect to their claims under the Plan. On August 28, 1996, the Plan Proponents filed a Third Amended Plan of Reorganization ("Plan"), and the Bankruptcy Court entered an order approving the Disclosure Statement relating to the Plan.

     The Plan, which is based on a settlement of $2.0 billion for the Company's liability for present and the future asbestos-related personal injury claims, was filed jointly by the Plan Proponents and is supported by the UCC. Pursuant to the Bankruptcy Court's order approving the Disclosure Statement, voting to accept or reject the Plan by the various classes of creditors entitled to vote has commenced and must be completed by November 4, 1996. The order also set a hearing to consider confirmation of the Plan for November 13, 1996.

     The Plan contemplates a resolution of the Company's liability for all present and future asbestos-related personal injury claims and certain other tort claims. These claims will be assumed and resolved by an independently administered claims trust ("Trust"). Based on the settlement of $2.0 billion for the Company's liability with respect to present and future asbestos-related personal injury claims, the Company's estimate that all other prepetition unsecured claims aggregate approximately $157 million, and the expected value of the equity of the reorganized Company, the Company anticipates that each holder of prepetition general unsecured claims, including environmental claims, will receive a distribution having a value equal to approximately 33% of its claims. Such distribution will be paid 1/2 in cash and 1/2 in notes having a three-year maturity.

     Pursuant to the Plan, the Trust will receive consideration consisting of cash, notes and all of the common stock of the reorganized Company. Based upon the above assumptions, the Company estimates that the aggregate value of the consideration to be distributed to the Trust is equal to approximately 33% of the $2.0 billion settlement amount for the Company's liability for present and future asbestos-related personal injury claims.

     Pursuant to the Plan, claims entitled to priority under the Bankruptcy Code and convenience claims (pre-petition general unsecured claims of $500 or less or claims that are reduced to that amount) will be paid in full, in cash. The Plan also provides for the resolution and discharge of all asbestos-related property damage claims, as further discussed in Note B below. Under the Bankruptcy Code, shareholders are not entitled to any distribution under a plan of reorganization unless all classes of pre-petition creditors receive satisfaction in full of their allowed claims or accept a plan which allows shareholders to participate in the reorganized company or to receive a distribution. Under the Plan, existing shareholders will receive no distributions and their shares will be canceled.

     Following the Estimation Ruling, the Company filed a motion in the Bankruptcy Court seeking an order directing the United States Trustee to disband the ESC on the basis that existing equity holders do not have an economic interest in the chapter 11 cases. In January 1996, the Bankruptcy Court ruled that the ongoing activities of the ESC shall be limited to pursuing its appeal of the Estimation Ruling. In September 1996, the U.S. District Court for the Southern District of Ohio, Western Division, affirmed the Estimation Ruling, as modified by the $2.0 billion settlement of the asbestos-related personal injury liability referred to above. The Company has been advised that, as a consequence of such ruling, the ESC will consent to the entry of an order disbanding it.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The liabilities subject to compromise listed above have been reported on the basis of the expected amount of the allowed claims even though they may be settled for lesser amounts. The asbestos liability within Liabilities Subject to Compromise has been adjusted in the third quarter of 1996 to reflect the $2.0 billion settlement amount. Upon confirmation of a plan of reorganization, the Company would utilize the "fresh-start" reporting principles contained in the AICPA's Statement of Position 90-7, which would result in adjustments relating to the amounts and classification of recorded assets and liabilities, determined as of the plan confirmation date. Pursuant to the Plan, the ultimate consideration to be received by the unsecured creditors will be substantially less than the amounts shown in the accompanying Consolidated Balance Sheet.

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

     Liabilities incurred by the Company as of the petition date and subject to compromise under a plan of reorganization are separately classified in the Consolidated Balance Sheet and include the following (in thousands of dollars):

                                      August 31,            November 30,
                                         1996                 1995
                                         ----                 ----
Asbestos liability                   $2,000,000          $ 2,502,511
Long-term debt (unsecured portion)       62,003               62,003
Accounts payable                         41,182               41,236
Accrued and other liabilities            56,719               56,780
                                      ---------            ---------
                                     $2,159,904          $ 2,662,530
                                      =========            =========

    The net expense (income) resulting from the Company's administration of the chapter 11 cases has been segregated from expenses related to ordinary operations in the accompanying financial statements and includes the following (in thousands):

                                       Three Months           Nine Months
                                           Ended                 Ended
                                         August 31             August 31
                                      ---------------         ----------
                                        1996    1995          1996    1995
                                        ----    ----          ----    ----
    Professional fees and other
      expenses directly related
      to bankruptcy                   $   969  $ 1,539     $ 3,370 $ 4,617
    Interest income                    (1,408)  (1,407)     (3,899) (3,729)
                                       ------   ------       -----   -----
                                      $  (439) $   132     $  (529) $  888
                                       ======   ======      ======   =====

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

     Approximately 1,000 proofs of claim alleging asbestos-related property damage were filed in the chapter 11 cases pursuant to the September 30, 1992 bar date for asbestos-related claims. More than 750 of such claims have been disallowed by the Bankruptcy Court as a result of the Company's objections. The Company's request for disallowance of approximately 150 other asbestos-related property damage claims is pending with the Bankruptcy Court which, if granted, will leave fewer than 100 claims (including 4 class claims) still pending.

     Under the Plan, a second trust will be established to resolve asbestos-related property damage claims. If the class of asbestos-related property damage claims votes to accept the Plan, such trust will be funded with $3 million in cash. If such class votes to reject the Plan, but the Plan is nevertheless confirmed, the trust will be funded with 10-year debentures of the Company in an amount equal to the pro-rata share of plan consideration allocable to asbestos-related property damage claims, based upon the Bankruptcy Court's estimate of the aggregate value of such claims. If such class votes to reject the Plan, the Bankruptcy Court has set November 8, 1996 as the hearing date with respect to the Company's motion to estimate asbestos-related property damage claims. The Company cannot predict the outcome of such motion, however, it is a condition to the effectiveness of the Plan that the estimated liability be no greater than $15 million.

     In September 1996, Charles Vihon, an ICC member who had also filed proofs of claim alleging asbestos-related property damage on behalf of approximately 320 hospital members of the American Hospital Association ("Hospitals"), withdrew as counsel for the Hospitals and resigned as a member of the ICC. As a result of the failure of nearly all of the Hospitals to provide evidence of their claims in accordance with the deadline set by the Bankruptcy Court, the claims of such Hospitals are among those claims that the Bankruptcy Court has disallowed.

     In October 1996, certain other entities that had filed asbestos-related property damage claims, including certain states and cities, filed motions with the Bankruptcy Court requesting (i) that the Court approve the formation of an official committee of asbestos property damage claimants and (ii) that the Court preclude further objection to asbestos-related property damage claims. These entities also objected to the Company's motion to estimate the value of asbestos-related property damage claims. The Company intends to oppose such motions and objection.

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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three month and nine month periods ended August 31, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

      Sales for the third quarter ended August 31, 1996 were $216.4 million compared with $210.7 million for the third quarter of 1995. Operating income declined to $13.3 million from $14.0 million for the same period last year. The Plan, discussed in more detail in Note A to the Consolidated Financial Statements herein, provides that the Company's estimated asbestos-related personal injury liability is $2.0 billion rather than $2.5 billion which was previously provided for. The Company's net income of $514.2 million or $46.57 per share in the third quarter reflects the adjustment of this liability. This adjustment has no impact on cash flow. Net income for the third quarter of 1995, which included a gain on the sale of an investment of $11.5 million, was $23.4 million or $2.12 per share.

     Sales and operating income for the Automotive Group for the third quarter of 1996 were approximately equal to those of the third quarter of 1995. The Group's product mix continues to be oriented toward the truck, van and sport utility segment of the market which has been well received by the consumer. Intense pressure from customers to reduce pricing not only on current business, but also on new business, is a continuing source of concern. It is anticipated that for the upcoming model year, automotive production will be slightly lower than the past year.

     The Machinery Group experienced lower sales and operating income. The Construction Equipment Division had reduced shipments of earth moving machinery, although schedules are expected to improve as the year progresses. Additionally, the competitive pressures in the marketplace for forklift trucks adversely impacted the Division's profit margins. Somewhat offsetting these declines in the Group were the results of the Transicoil Division which serves the aircraft, aerospace and defense markets, and Cincinnati Industrial Machinery, a manufacturer of industrial can-cleaning equipment. These operations experienced improved results when compared with the third quarter of 1995.

     The Industrial Group's results were more favorable than those of the previous year. The portion of the Technologies Division in the Industrial Group which manufacturers products for solar displays and satellite components and the portion which manufactures boron products for the nuclear market performed well. Recent penetration of the European nuclear market has provided an excellent growth opportunity for boron products. The Minerals Division, which mines and processes diatomaceous earth and perlite products primarily for high purity filtration, continued to enjoy excellent results.

      Interest expense did not change appreciably in the third quarter or the first nine months of 1996 compared to the same periods in 1995. Contractual interest on debt outstanding was $2.1 and $2.2 million in the third quarters of 1996 and 1995, respectively, and $6.5 and $6.7 million in the nine month periods ended August 31, 1996 and 1995, respectively.

    Interest income on the cash balances accumulated as a result of the reorganization slightly exceeded the expenses of the reorganization effort throughout the first nine months of 1996.

FINANCIAL CONDITION

   The cash balance of the Company increased from $93.3 million at November 30, 1995 to $113.5 million at August 31, 1996, an increase of $20.2 million. One component of this increase resulted from the reduction in the amount of customer tooling carried on the balance sheet from $26.5 million at November 30, 1995 to $16.7 million at August 31, 1996. It is common practice in the automotive industry to accumulate customer tooling costs while the tooling is under construction and to bill the customer upon its completion. It is anticipated that the amount of customer tooling carried on the balance sheet will decline further throughout the remainder of the year. There were increases in working capital, which are typical in periods in which sales growth is experienced, which partially offset the effects of the decrease in tooling.

     Capital expenditures totaled $8.7 million in the third quarter of 1996 and $27.8 million for the nine months ended August 31, 1996 compared to $10.8 million and $24.8 million in the respective periods of 1995. The Company currently expects, however, that the total amount of capital expenditures in the 1996 fiscal year will be comparable to that of 1995.

    The Plan, discussed in Notes A and B to the Consolidated Financial Statements herein, provides for the satisfaction and discharge of the Company's pre-petition liabilities (Liabilities Subject to Compromise) and, upon the effective date of the Plan, will provide the reorganized company with a capital structure appropriate for an industrial products company which should enable the Company to access financing in the debt and credit markets. A confirmation hearing with respect to the Plan currently is scheduled for November 13, 1996. There are several conditions and other matters which must be resolved in order to have the Plan confirmed and become effective. Accordingly, it is difficult to predict with certainty when a plan will be confirmed and become effective.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On August 28, 1996, the Bankruptcy Court approved the Disclosure Statement which the Company submitted in connection with the Third Amended Consolidated Plan of Reorganization ("Plan"). The Plan and Order approving the Disclosure Statement are further discussed in Notes A and B to the Consolidated Financial Statements contained herein.

      Following the close of the quarter, on September 26, 1996, the U.S. District Court for the Southern District of Ohio, Western Division, affirmed the Estimation Ruling, as modified by the $2.0 billion settlement of the asbestos-related personal injury liability, reflected in the Disclosure Statement submitted in connection with the Plan. The Estimation Ruling and the appeals filed with respect to the Estimation Ruling are discussed in Note A to the Consolidated Financial Statements contained herein and were discussed in the Company's Report on Form 10-K for the fiscal year ended November 30, 1995 and Report on Form 10-Q for the quarter ended May 31, 1996.

     Following the close of the quarter, on September 9, 1996, the Company filed a motion with the Bankruptcy Court requesting that the Court estimate the Company's aggregate liability on account of the asbestos-related property damage claims filed in the Company's chapter 11 case, in the event that the class of asbestos-related property damage claimants votes to reject the Plan. The Bankruptcy Court has scheduled a hearing for November 8, 1996 with respect to such motion.

     Following the close of the quarter, on October 2, 1996, certain holders of asbestos-related property damages claims filed motions with the Bankruptcy
Court requesting (i) that the Court approve the formation of an official committee of asbestos property damage claimants and (ii) that the Court preclude further objection to asbestos-related property damage claims. These entities also objected to the Company's motion to estimate the aggregate value of asbestos-related property damage claims. The Company intends to oppose such motions and objection.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits
              4(b)(iii) - Second Amendment to Credit Agreement, dated as of July
                          12, 1996.

              27 - Financial Data Schedule.

   (b)   Reports on Form 8-K
         Report on Form 8-K (File 1-1499), dated July 19, 1996, in which the Company reported that on July 17, 1996, the Company and seven of its domestic subsidiaries filed a Second Amended Consolidated Plan of Reorganization in their chapter 11 cases pending before the U.S. Bankruptcy Court for the Southern District of Ohio, Western Division (the Bankruptcy Court).

         Report on Form 8-K (File 1-1499), dated August 29, 1996 in which the Company reported that on August 28, 1996, the Company and seven of its domestic subsidiaries filed a Third Amended Consolidated Plan of Reorganization in their chapter 11 cases pending before the Bankruptcy Court. The Bankruptcy Court also entered an order approving the Disclosure Statement in connection with the Plan.

                                   SIGNATURES


                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EAGLE-PICHER INDUSTRIES, INC.




                                       /s/ David N. Hall
                                       ----------------------------------------
                                       David N. Hall,
                                       Senior Vice President - Finance and
                                       Chief Financial Officer


                     DATE:   October 11, 1996
                             ----------------

                                  EXHIBIT INDEX



Exhibit No.           Description
  4(b)(iii)           Second Amendment to Credit Agreement,
                      dated as of July 12, 1996

  27                  Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)