Form 10-Q
period 1998-08-31
EAGLE PICHER INDUSTRIES INC; EAGLE PICHER HOLDINGS INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FLUID SYSTEMS INC; EAGLE PICHER MINERALS INC; HILLSIDE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 1998-10-01
CIK 30927, 1059364, 1059567, 1059568, 1059570, 1059571, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended August 31, 1998           Commission file number 333-49957
                                                                      ----------



                         EAGLE-PICHER INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       SEE TABLE OF ADDITIONAL REGISTRANTS



              OHIO                                  31-0268670
- ---------------------------------      ------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         250 East Fifth Street, Suite 500, Cincinnati, Ohio    45202
- -------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    513-721-7010
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
100 shares of common capital stock, no par value, were outstanding at September 28, 1998.

                         TABLE OF ADDITIONAL REGISTRANTS



                                            Jurisdiction of                                                IRS  Employer
                                            Incorporation or                Commission File                Identification
         Name                                Organization                       Number                        Number
         ----                                ------------                       ------                        -------


Eagle-Picher Holdings, Inc.                    Delaware                      333-49957-01                    13-3989553
Daisy Parts, Inc.                              Michigan                      333-49957-02                    38-1406772
Eagle-Picher Development Co., Inc.             Delaware                      333-49957-03                    31-1215706
Eagle-Picher Far East, Inc.                    Delaware                      333-49957-04                    31-1235685
Eagle-Picher Fluid Systems, Inc.               Michigan                      333-49957-05                    31-1452637
Eagle-Picher Minerals, Inc.                    Nevada                        333-49957-06                    31-1188662
Eagle-Picher Technologies, LLC                 Delaware                      333-49957-09                    31-1587660
Hillsdale Tool & Manufacturing Co.             Michigan                      333-49957-07                    38-0946293
Michigan Automotive Research Corp.             Michigan                      333-49957-08                    38-2185909

                                TABLE OF CONTENTS





                                                                     Page
                                                                    Number
                                                                    ------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................4

     Condensed Consolidated Statements of Income (Loss)(Unaudited)....4
     Condensed Consolidated Balance Sheets (Unaudited)................5
     Condensed Consolidated Statements of Cash Flows (Unaudited)......7
     Notes to Condensed Consolidated Financial Statements (Unaudited).9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..27


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K............................28

Signatures...........................................................29

Exhibit Index........................................................39

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



                          EAGLE-PICHER INDUSTRIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)




                                                             Six Months Three Months  Nine Months
                                         Three Months Ended     Ended       Ended        Ended
                                             August 31       August 31  February 28    August 31
                                         ------------------

                                          1998      1997         1998        1998          1997
                                          ----      ----         ----        ----          ----
                                                 Predecessor             Predecessor   Predecessor
Net Sales                              $206,356   $216,756     $426,277    $205,842     $682,546
                                       --------   --------     --------    --------     --------

Operating Costs and Expenses:
  Cost of products sold                 163,518    174,103      333,093     162,796      549,082
  Selling and administrative             18,042     17,503       38,329      17,141       56,846
  Management compensation expense         4,395       -          21,716       2,056         -
  Depreciation                            9,644      9,688       19,417       8,983       30,697
  Amortization of intangibles             4,244      4,084        8,741       3,839       12,239
  Loss on division sales                    -        1,803         -           -           1,803
                                       --------   --------     --------     -------      -------
                                        199,843    207,181      421,296     194,815      650,667
                                       --------   --------     --------     -------      -------

Operating Income                          6,513      9,575        4,981      11,027       31,879

Interest expense                        (12,132)    (7,540)     (24,686)     (6,940)     (24,391)
Other income (expense)                      681       (817)       1,007         820          539
                                       --------   --------     --------     -------      -------

Income (Loss) Before Taxes               (4,938)     1,218      (18,698)      4,907        8,027

Income Taxes                             (1,135)     2,337       (5,596)      4,100        9,821
                                       --------   --------     --------     -------      -------

Net Income (Loss)                      $ (3,803)  $ (1,119)    $(13,102)   $    807     $ (1,794)
                                       ========   ========     ========    ========     ========

Income (Loss) per Share             $(38,030.00)  $   (.11) $(131,020.00)      $.08       $ (.18)
                                    ===========   ========  ============       ====       ======




See accompanying notes to the consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                           August 31   November 30
                                                             1998        1997
                                                             ----        ----
ASSETS
                                                                     Predecessor
CURRENT ASSETS
  Cash and cash equivalents                                $ 21,098   $ 53,739
  Receivables, less allowances                              120,444    130,927
  Income tax refunds receivable                               1,341      3,025
  Inventories:
    Raw materials and supplies                               55,354     51,592
    Work in process                                          17,547     25,801
    Finished goods                                           17,712     14,803
                                                            -------    -------
                                                             90,613     92,196
  Prepaid expenses                                            8,440      8,290
  Deferred income taxes                                      18,935     13,793
                                                            -------    -------

        Total current assets                                260,871    301,970
                                                            -------    -------

PROPERTY, PLANT AND EQUIPMENT                               255,653    279,847
  Less accumulated depreciation                              19,505     36,309
                                                            -------    -------
        Net property, plant and equipment                   236,148    243,538

DEFERRED INCOME TAXES                                         1,144     98,991

EXCESS OF ACQUIRED NET ASSETS OVER COST NET OF
 ACCUMULATED AMORTIZATION OF $8,729                         233,106       -

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO
 IDENTIFIABLE ASSETS NET OF ACCUMULATED AMORTIZATION
 OF $16,284                                                     -       48,837

OTHER ASSETS                                                 85,162     53,545
                                                            -------    -------

        Total Assets                                       $816,431   $746,881
                                                           ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $ 44,062   $ 52,886
  Long-term debt - current portion                           14,072      3,403
  Income taxes                                                3,246      2,294
  Other current liabilities                                  75,136     55,419
                                                            -------    -------
        Total current liabilities                           136,516    114,002
                                                            -------    -------

LONG-TERM DEBT - less current portion                       487,209    269,994

OTHER LONG TERM LIABILITIES                                  25,676     26,768
                                                            -------    -------

        Total Liabilities                                   649,401    410,764
                                                            -------    -------

                         EAGLE-PICHER INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS(UNAUDITED)
                             (Dollars in thousands)


                                                                        August 31   November 30
                                                                           1998        1997
                                                                           ----        ----
                                                                                    Predecessor
SHAREHOLDERS' EQUITY
  Common shares -- authorized 20,000,000 shares;
    issued and outstanding 100 and 10,000,000 shares, respectively       180,005       341,807
  Foreign currency translation                                               127        (1,836)
  Accumulated deficit                                                    (13,102)       (3,854)
                                                                         -------       -------


        Total Shareholders' Equity                                       167,030       336,117
                                                                         -------       -------


        Total Liabilities and Shareholders' Equity                      $816,431      $746,881
                                                                        ========      ========

See accompanying notes to the consolidated financial statements.

                          EAGLE-PICHER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                       Six Months Three Months Nine Months
                                                                          Ended      Ended        Ended
                                                                        August 31  February 28  August 31
                                                                          1998        1998         1997
                                                                          ----        ----         ----
                                                                                   Predecessor  Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(13,102)  $    807     $(1,794)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                   29,522     12,822      42,936
         Proceeds from insurance settlement                              13,659       -           -
         Loss on division sales                                            -          -          1,803
         Changes in assets and liabilities:
            Receivables                                                  15,188     (4,705)      4,072
            Income tax refunds receivable                                   660      1,024      69,771
            Inventories                                                   4,435     (2,235)        985
            Accounts payable                                             (6,837)    (2,787)      7,063
            Accrued liabilities                                          25,205     (5,488)      8,334
            Other                                                        (4,784)    (8,521)      7,561
                                                                        -------    -------     -------


              Net cash provided by (used in)
              operating activities                                       63,946     (9,083)    140,731


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from division sales                                            -          -         38,417
   Capital expenditures                                                 (16,053)    (5,692)    (41,476)
   Other                                                                     94     (1,042)     (2,407)
                                                                        -------    -------     -------

               Net cash used in
               investing activities                                     (15,959)    (6,734)     (5,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                               -      445,000       8,000
   Reduction of long-term debt                                           (2,580)  (250,000)   (127,411)
   Borrowings under revolving credit agreement                           47,825     79,100        -
   Repayments under revolving credit agreement                          (91,925)      -           -
   Redemption of common stock                                               -     (446,638)       -
   Issuance of common stock                                                 -      180,005        -
   Debt issuance cost                                                       -      (26,062)       -
   Other                                                                    824       (360)      4,876
                                                                        -------   --------     -------

               Net cash used in
               financing activities                                     (45,856)   (18,955)   (114,535)
                                                                        -------   --------     -------

                          EAGLE-PICHER INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)







                                                    Six Months  Three Months   Nine Months
                                                       Ended       Ended         Ended
                                                    August 31   February 28     August 31
                                                       1998        1998           1997
                                                       ----        ----           ----
                                                               Predecessor    Predecessor
Net increase (decrease) in cash and cash equivalents   2,131      (34,772)       20,730

Cash and cash equivalents, beginning of period        18,967       53,739        32,725
                                                      ------      -------        ------

Cash and cash equivalents, end of period             $21,098     $ 18,967       $53,455
                                                      ======      =======        ======





Supplemental cash flow information:                    1998         1997
  Cash paid during the nine months ended August 31:    ----         ----
     Interest paid                                   $19,060     $ 18,052
     Income taxes paid (refunded), net               $ 4,446     $(66,016)

  Cash paid during the three months ended August 31:
     Interest paid                                   $ 6,250     $  1,551
     Income taxes paid (refunded), net               $ 4,141     $  1,213



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

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three and nine month periods ended August 31, 1998 and 1997. (See Note B.) Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

      The six and three month periods ended August 31, 1998 and February 28, 1998 (Predecessor), respectively, included in the Condensed Consolidated Statements of Income (Loss) and of Cash Flows are presented for comparison to the nine months ended August 31, 1997 of the Predecessor Company. (See Note B.)



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

      The following pro forma information for the nine months ended August 31, 1998 and 1997 gives effect to the Acquisition as if it had been consummated on December 1, 1997 and 1996, respectively. This information is not necessarily indicative of either the future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.




                                                 Nine Months Ended
                                                      August 31
                                                 -------------------
                                                 1998          1997
                                                 ----          ----
                                                  (In thousands of
                                                   dollars, except
                                                  per share amounts)

     Net Sales                                 $632,119       $682,546

     Net income (loss)                         $(16,500)      $(21,100)

     Net income (loss) per share           $(165,000.00)  $(211,000.00)

     Average number of shares outstanding           100            100


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

                          EAGLE-PICHER INDUSTRIES, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                     FOR THREE MONTHS ENDED AUGUST 31, 1998


                                                                                     FOREIGN
                                                       ISSUER       GUARANTORS     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                   -------------- -------------- ---------------- --------------- --------------
                                                                             (IN THOUSANDS OF DOLLARS)
        Net Sales
            Customers                                   $ 63,628      $ 117,887         $ 24,841         $     -      $ 206,356
            Intercompany                                   3,793          2,193            1,012          (6,998)             -

         Operating Costs and Expenses
            Cost of products sold                         51,580         97,338           21,581          (6,981)       163,518
            Selling and administrative                    11,160          4,487            2,395               -         18,042
            Management compensation expense                4,395              -                -               -          4,395
            Intercompany charges                          (2,241)         2,241                -               -              -
            Depreciation                                   2,990          5,683            1,046             (75)         9,644
            Amortization of intangibles                      610          3,634                -              -           4,244
                                                        --------      ---------         --------         -------      ---------
                Total                                     68,494        113,383           25,022          (7,056)       199,843

         Operating Income (Loss)                          (1,073)         6,697              831              58          6,513

         Other Income (Expense)
            Interest expense                             (12,005)             -             (127)              -        (12,132)
            Other income (expense)                           434            178               72              (3)           681
                                                        --------      ---------         --------         -------      ---------

        Income (Loss) Before Taxes                       (12,644)         6,875              776              55         (4,938)

         Income taxes                                     (3,866)         2,081              650               -         (1,135)
                                                        ---------     ---------         --------         -------      ---------

         Net Income (Loss)                              $ (8,778)     $   4,794         $    126         $    55      $  (3,803)
                                                        ========      =========         ========         =======      ==========

                          EAGLE-PICHER INDUSTRIES, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF INCOME (LOSS) (UNAUDITED)
                      FOR SIX MONTHS ENDED AUGUST 31, 1998


                                                                      FOREIGN
                                        ISSUER       GUARANTORS    SUBSIDIARIES       ELIMINATIONS      TOTAL
                                     -------------  ------------- ---------------    -------------  -------------
                                                             (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                           $ 132,861      $ 243,412        $ 50,004         $      -        426,277
    Intercompany                            7,944          4,824           3,341          (16,109)             -

 Operating Costs and Expenses
    Cost of products sold                 105,862        199,185          44,080          (16,034)       333,093
    Selling and administrative             23,254         10,283           4,792                -         38,329
    Management expenses                    21,716              -               -                -         21,716
    Intercompany charges                   (4,538)         4,538               -                -              -
    Depreciation                            6,040         11,468           2,045             (136)        19,417
    Amortization of intangibles             1,473          7,268               -                -          8,741
                                        ---------      ---------        --------         --------        -------
        Total                             153,807        232,742          50,917          (16,170)       421,296

 Operating Income (Loss)                  (13,002)        15,494           2,428               61          4,981

 Other Income (Expense)
    Interest expense                      (24,422)             -            (264)               -        (24,686)
    Other income (expense)                    625            264             121               (3)         1,007
                                        ---------      ---------        --------         --------        -------

Income (Loss) Before Taxes                (36,799)        15,758           2,285               58        (18,698)

 Income taxes                             (12,033)         4,906           1,531                -         (5,596)
                                        ---------      ---------        --------         --------        -------

 Net Income (Loss)                      $ (24,766)     $  10,852        $    754         $     58      $ (13,102)
                                        =========      =========        ========         ========      =========

                          EAGLE-PICHER INDUSTRIES, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                    FOR THREE MONTHS ENDED FEBRUARY 28, 1998


                                                                                   FOREIGN
                                                     ISSUER       GUARANTORS    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                                  -------------  ------------- ---------------  -------------- -------------
                                                                          (IN THOUSANDS OF DOLLARS)
        Net Sales
            Customers                                 $ 61,071      $ 123,181        $ 21,590         $     -     $ 205,842
            Intercompany                                 3,381          2,421           1,451          (7,253)            -

         Operating Costs and Expenses
            Cost of products sold                       48,329        102,771          18,772          (7,076)      162,796
            Selling and administrative                   9,673          5,167           2,301               -        17,141
            Management compensation expense              2,056              -               -               -         2,056
            Intercompany charges                        (2,172)         2,172               -               -             -
            Depreciation                                 2,823          5,220             940               -         8,983
            Amortization of intangibles                    765          3,064              10               -         3,839
                                                      --------      ---------        --------         -------     ---------
                Total                                   61,474        118,394          22,023          (7,076)      194,815

         Operating Income (Loss)                         2,978          7,208           1,018            (177)       11,027

         Other Income (Expense)
            Interest expense                            (6,844)             -             (96)              -        (6,940)
            Other income (expense)                         812            333            (325)              -           820
                                                      --------      ---------        --------         -------     ---------

        Income (Loss) Before Taxes                      (3,054)         7,541             597            (177)        4,907

         Income taxes                                    1,083          2,486             531               -         4,100
                                                      --------      ---------        --------         -------     ---------

         Net Income (Loss)                            $ (4,137)     $   5,055        $     66         $  (177)    $     807
                                                      ========      =========        ========         =======     =========

                          EAGLE-PICHER INDUSTRIES, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                              AS OF AUGUST 31, 1998


                                                                                  FOREIGN
                                                     ISSUER       GUARANTORS    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                  -------------  ------------- --------------- ------------    ----------
                                                                          (IN THOUSANDS OF DOLLARS)
 ASSETS
 Cash and cash equivalents                             $ 13,383      $    710         $ 6,908      $      97      $ 21,098
 Receivables                                             39,082        70,218          11,144              -       120,444
 Intercompany accounts receivable                           179           165           8,230         (8,574)            -
 Income tax refunds receivable                            1,341             -               -              -         1,341
 Inventories                                             33,231        43,363          15,394         (1,375)       90,613
 Prepaid expenses                                         3,973         3,524             973            (30)        8,440
 Deferred income taxes                                   18,935            -               -               -        18,935
                                                       --------      --------         -------      ---------      --------
      Total current assets                              110,124       117,980          42,649         (9,882)      260,871

 Property, plant and equipment                           71,930       126,177          38,041              -       236,148

 Deferred income taxes                                    1,144             -               -              -         1,144

 Investment in subsidiaries                              86,543         6,252               -        (92,795)            -

 Excess of acquired net assets over
    cost                                                 47,809       185,297               -              -       233,106

 Other Assets                                            66,782        18,026             354              -        85,162
                                                       --------      --------         -------      ---------      --------

      Total Assets                                     $384,332      $453,732         $81,044      $(102,677)     $816,431
                                                       ========      ========         =======      =========      ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                      $ 14,275      $ 20,500         $ 9,287      $       -      $ 44,062
 Intercompany accounts payable                              183           166           7,917         (8,266)            -
 Long-term debt - current portion                        10,280             -           3,792              -        14,072
 Income taxes                                             2,264             -             982              -         3,246
 Other current liabilities                               49,828        22,235           3,073              -        75,136
                                                       --------      --------         -------      ---------      --------
      Current liabilities                                76,830        42,901          25,051         (8,266)      136,516

 Long-term debt - less current portion                  485,540             -           1,669              -       487,209

 Deferred income taxes                                        -             -               -              -             -

 Other liabilities                                       25,676             -               -              -        25,676
                                                       --------      --------         -------      ---------      --------

      Total liabilities                                 588,046        42,901          26,720         (8,266)      649,401

 Intercompany accounts                                 (358,953)      353,204          24,514        (18,765)            -

 Shareholders' Equity                                   155,239        57,627          29,810        (75,646)      167,030
                                                       --------      --------         -------      ---------      --------

      Total Liabilities and
        Shareholders' Equity                           $384,332      $453,732         $81,044      $(102,677)   $  816,431
                                                       ========      ========         =======      =========    ==========

                          EAGLE-PICHER INDUSTRIES, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR SIX MONTHS ENDED AUGUST 31, 1998

                                                                                     FOREIGN
                                                         ISSUER       GUARANTORS   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                        ---------     -----------  -------------- --------------     --------
                                                                             (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $ (24,766)    $ 10,852        $   754        $    58        $ (13,102)
Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                           8,877       18,736          2,045           (136)          29,522
    Proceeds from insurance settlement                     13,659            -              -              -           13,659
    Working capital and other                              22,315       11,724            (43)          (129)          33,867
                                                        ---------     --------        -------        -------        ---------

       Net cash provided by (used in)
         operating activities                              20,085       41,312          2,756           (207)          63,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (5,985)      (5,321)        (4,747)             -          (16,053)
Other                                                      (2,276)        (275)          (878)         3,523               94
                                                        ---------     --------        -------        -------        ---------

       Net cash provided by (used in)
         investing activities                              (8,261)      (5,596)        (5,625)         3,523          (15,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                                (2,580)           -              -              -           (2,580)
Borrowings under revolving credit agreement                47,825            -              -              -           47,825
Repayments under revolving credit agreement               (91,925)           -              -              -          (91,925)
Other                                                           -            -            824              -              824
                                                        ---------     --------        -------        -------        ---------
       Net cash used in
         financing activities                             (46,680)           -            824              -          (45,856)
                                                        ---------     --------        -------        -------        ---------

Increase (decrease) in cash and
  cash equivalents                                        (34,856)      35,716         (2,045)         3,316            2,131

Intercompany accounts                                      36,124      (36,151)         3,440         (3,413)               -

Cash and cash equivalents,
  beginning of period                                      12,115        1,145          5,513            194           18,967
                                                        ---------     --------        -------        -------        ---------

Cash and cash equivalents,
  end of period                                         $  13,383     $    710        $ 6,908        $    97        $  21,098
                                                        =========     ========        =======        =======        =========

                         EAGLE-PICHER INDUSTRIES, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THREE MONTHS ENDED FEBRUARY 28, 1998
                                  PREDECESSOR

                                                                                   FOREIGN
                                                        ISSUER     GUARANTORS    SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                       --------   -----------   ------------- -------------   -------
                                                                            (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                        $ (4,137)      $ 5,055       $    66        $ (177)    $    807
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
    Depreciation and amortization                           3,588         8,284           950             -       12,822
    Changes in assets and liabilities                     (16,059)       (9,247)      $ 2,019           575      (22,712)
                                                         --------       -------       -------        ------     --------

       Net cash provided by (used in)
         operating activities                             (16,608)        4,092         3,035           398       (9,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (2,300)       (1,833)       (1,559)            -       (5,692)
Other                                                        (956)           65          (846)          695       (1,042)
                                                         --------       -------       -------        ------     --------

       Net cash provided by (used in)
         investing activities                              (3,256)       (1,768)       (2,405)          695       (6,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt                                445,000             -             -             -      445,000
Reduction of long-term debt                              (250,000)            -             -             -     (250,000)
Borrowings under revolving credit agreement                79,100             -             -             -       79,100
Redemption of common stock                               (446,638)            -             -             -     (446,638)
Issuance of common stock                                  180,005             -             -             -      180,005
Debt issue cost                                           (26,062)            -             -             -      (26,062)
Other                                                           -             -          (360)            -         (360)
                                                         --------       -------       -------        ------     --------

       Net cash provided by (used in)
         financing activities                             (18,595)            -          (360)           -       (18,955)
                                                         --------       -------       -------        ------     --------

Increase (decrease) in cash and
  cash equivalents                                        (38,459)        2,324           270         1,093      (34,772)

Intercompany accounts                                       1,740        (1,740)          899          (899)           -

Cash and cash equivalents,
  beginning of period                                      48,834           561         4,344             -       53,739
                                                         --------       -------       -------        ------     --------

Cash and cash equivalents,
  end of period                                          $ 12,115       $ 1,145       $ 5,513        $  194     $ 18,967
                                                         ========       =======       =======        ======     ========

                          EAGLE-PICHER INDUSTRIES, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 1997
                                  PREDECESSOR


                                                                                   FOREIGN
                                                         ISSUER     GUARANTORS   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                        --------   ------------ -------------- --------------    --------
                                                                             (IN THOUSANDS OF DOLLARS)
 ASSETS
 Cash and cash equivalents                               $  48,834        $ 561       $  4,344      $       -     $  53,739
 Receivables                                                36,541       72,992         21,394              -       130,927
 Intercompany accounts receivable                            2,982        3,295              -         (6,277)            -
 Income tax refunds receivable                               3,025            -              -              -         3,025
 Inventories                                                32,309       48,830         12,432         (1,375)       92,196
 Prepaid expenses                                            5,618        2,401            271              -         8,290
 Deferred income taxes                                      13,793            -              -              -        13,793
                                                         ---------    ---------       --------      ---------     ---------
      Total current assets                                 143,102      128,079         38,441         (7,652)      301,970

 Property, plant and equipment                              72,630      135,560         35,348              -       243,538

 Investment in subsidiaries                                 59,981        5,186              -        (65,167)            -

 Deferred income taxes                                      98,991                                                   98,991

 Reorganization value in excess of
    amounts allocable to identifiable assets                 9,746       39,091              -              -        48,837

 Other assets                                               36,395       16,462            688              -        53,545
                                                         ---------    ---------       --------      ---------     ---------

      Total Assets                                       $ 420,845    $ 324,378       $ 74,477      $ (72,819)    $ 746,881
                                                         =========    =========       ========      =========     =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                                         $ 16,974     $ 28,257        $ 7,655            $ -      $ 52,886
 Intercompany accounts payable                                   -            -          6,247         (6,247)            -
 Long-term debt - current portion                               80            -          3,323              -         3,403
 Income taxes                                                2,284            -             10              -         2,294
 Other current liabilities                                  29,404       22,440          3,713           (138)       55,419
                                                         ---------    ---------       --------      ---------     ---------
      Current liabilities                                   48,742       50,697         20,948         (6,385)      114,002

 Long-term debt - less current portion                     268,320            -          1,674              -       269,994

 Other liabilities                                          26,768            -             -               -        26,768
                                                         ---------    ---------       --------      ---------     ---------

      Total liabilities                                    343,830       50,697         22,622         (6,385)      410,764

 Intercompany accounts                                    (240,324)     210,930         16,895         12,499             -

 Shareholders' Equity                                      317,339       62,751         34,960        (78,933)      336,117
                                                         ---------    ---------       --------      ---------     ---------

      Total Liabilities and Shareholders'
        Equity                                           $ 420,845    $ 324,378       $ 74,477      $ (72,819)    $ 746,881
                                                         =========    =========       ========      =========     =========

                          EAGLE-PICHER INDUSTRIES, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                     FOR THREE MONTHS ENDED AUGUST 31, 1997
                                  PREDECESSOR

                                                                FOREIGN      DIVESTED
                                    ISSUER      GUARANTORS    SUBSIDIARIES   DIVISIONS   ELIMINATIONS      TOTAL
                                  ----------   ------------  -------------  ----------  -------------    -----------
                                                             (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                      $ 60,421      $ 121,793    $ 20,815       $ 13,727      $     -       $ 216,756
    Intercompany                      3,478          2,375       1,456              -       (7,309)              -

 Operating Costs and Expenses
    Cost of products sold            47,814        103,117      18,061         12,370       (7,259)        174,103
    Selling and administrative        9,608          5,062       2,055            778            -          17,503
    Intercompany charges             (2,305)         1,965           -            340            -               -
    Depreciation                      2,920          5,342         873            553            -           9,688
    Amortization of intangibles         813          3,258          13              -            -           4,084
    Loss on Division sales            1,803              -           -              -            -           1,803
                                   --------      ---------    --------       --------      -------       ---------
        Total                        60,653        118,744      21,002         14,041       (7,259)        207,181

 Operating Income (Loss)              3,246          5,424       1,269           (314)         (50)          9,575

 Other Income (Expense)
    Interest expense                 (7,463)             -         (77)             -            -          (7,540)
    Other income (expense)            2,013         (2,986)        125             31            -            (817)
                                   --------      ---------    --------       --------      -------       ---------

Income (Loss) Before Taxes           (2,204)         2,438       1,317           (283)         (50)          1,218

 Income taxes                          (431)         1,827         916             25            -           2,337
                                   --------      ---------    --------       --------      -------       ---------

 Net Income (Loss)                 $ (1,773)     $     611    $    401       $   (308)     $   (50)      $  (1,119)
                                   ========      =========    ========       ========      =======       =========

                          EAGLE-PICHER INDUSTRIES, INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                      FOR NINE MONTHS ENDED AUGUST 31, 1997
                                  PREDECESSOR


                                                                              FOREIGN      DIVESTED
                                             ISSUER          GUARANTORS     SUBSIDIARIES   DIVISIONS    ELIMINATIONS    TOTAL
                                           -----------     ---------------  ------------  ------------  ------------  -----------
                                                                                  (IN THOUSANDS OF DOLLARS)
Net Sales
    Customers                               $ 184,072        $ 361,880      $ 61,006      $ 75,588      $      -       $ 682,546
    Intercompany                                9,574            7,385         3,875            29       (20,863)              -

 Operating Costs and Expenses
    Cost of products sold                     144,748          304,199        51,972        68,842       (20,679)        549,082
    Selling and administrative                 31,991           14,748         5,633         4,474             -          56,846
    Intercompany charges                       (9,100)           7,193             -         1,907             -               -
    Depreciation                                8,708           15,843         2,663         3,483             -          30,697
    Amortization of intangibles                 2,439            9,774            26             -             -          12,239
     Loss on Division sales                     1,803               -             -              -             -           1,803
                                            ---------        ---------      --------      --------      --------       ---------

        Total                                 180,589          351,757        60,294        78,706       (20,679)        650,667

 Operating Income (Loss)                       13,057           17,508         4,587        (3,089)         (184)         31,879

 Other Income (Expense)
    Interest expense                          (24,207)              (1)         (183)            -             -         (24,391)
    Other income (expense)                      3,384           (2,821)         (137)          113             -             539
                                            ---------        ---------      --------      --------      --------       ---------

Income (Loss) Before Taxes                     (7,766)          14,686         4,267        (2,976)         (184)          8,027

 Income taxes                                     422            6,130         3,111           158             -           9,821
                                            ---------        ---------      --------      --------      --------       ---------

  Net Income (Loss)                         $  (8,188)       $   8,556      $  1,156      $ (3,134)     $   (184)       $ (1,794)
                                            =========        =========      ========      ========      ========        =========

                          EAGLE-PICHER INDUSTRIES, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR NINE MONTHS ENDED AUGUST 31, 1997
                                  PREDECESSOR


                                                                          FOREIGN       DIVESTED
                                             ISSUER       GUARANTORS     SUBSIDIARIES   DIVISIONS     ELIMINATIONS     TOTAL
                                          -------------  ------------   -------------- ------------   -------------  ----------
                                                                            (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                          $ (8,188)      $ 8,556          $ 1,156       $ (3,134)      $ (184)      $ (1,794)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
     Depreciation and amortization           11,147        25,617            2,689          3,483            -         42,936
    (Gain) loss on sale of divisions          1,803             -                -              -            -          1,803
    Income tax refunds                       69,771             -                -              -            -         69,771
    Working capital and other                14,090        11,475            1,724            560          166         28,015
                                           --------       -------          -------       --------       ------       --------

    Net cash provided by (used in)
      operating activities                   88,623        45,648            5,569            909          (18)       140,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of divisions              38,417             -                -              -            -         38,417
Capital expenditures                         (6,444)      (25,282)          (8,974)          (776)           -        (41,476)
Other                                          (536)       (1,640)            (578)            (9)         356         (2,407)
                                           --------       -------          -------       --------       ------       --------

    Net cash provided by (used in)
      investing activities                   31,437       (26,922)          (9,552)          (785)         356         (5,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                (126,039)            -           (1,372)             -            -       (127,411)
Issuance of long-term debt                    8,000             -                -              -            -          8,000
Other                                             -             -            4,876              -            -          4,876
                                           --------       -------          -------       --------       ------       --------

    Net cash provided by (used in)
      financing activities                 (118,039)           -             3,504              -            -       (114,535)
                                           --------       -------          -------       --------       ------       --------

Increase (decrease) in cash and
  cash equivalents                            2,021        18,726             (479)           124          338         20,730

Intercompany accounts                        18,618       (18,622)             461           (119)        (338)             -

Cash and cash equivalents,
  beginning of period                        26,089           553            5,985             98            -         32,725
                                           --------       -------          -------       --------       ------       --------

Cash and cash equivalents
  end of period                            $ 46,728       $   657          $ 5,967       $    103       $    -      $  53,455
                                           ========       =======          =======       ========       ======      =========

                          EAGLE-PICHER INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



C.  BASIC AND DILUTED EARNINGS PER SHARE

      The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 9,555,560 in the three months ended February 28, 1998, 10,000,000 in the three months and nine months ended August 31, 1997, and 100 in the three months and six months ended August 31, 1998. In 1998, 100 shares were outstanding after the acquisition. Prior to the acquisition, 10,000,000 shares were outstanding. No potential common stock was outstanding during the nine months ended August 31, 1998 and 1997.

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

F.  SUBSEQUENT EVENT

      On September 28, 1998, the Committee of the Incentive Stock Plan of Eagle-Picher Industries, Inc. ("Stock Plan") voted to amend the Stock Plan to accelerate the vesting of all participants, which was to take place in various increments through 2001, so that all participants will be fully vested as of November 1, 1998. This action will result in additional management expense of approximately $3.3 million in the fourth quarter over what would have been recognized if the Stock Plan had not been amended.

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

      The following table sets forth certain sales and operating data, net of all inter- segment transactions, for the Company's businesses for the periods indicated:

                                           Six months Three months Nine months
                       Three months ended    ended      ended        ended
                            August 31      August 31  February 28   August 31
                       ------------------
                         1998     1997        1998       1998         1997
                         ----     ----        ----       ----         ----
                                              (In millions of dollars)

                                Predecessor            Predecessor  Predecessor
Net sales by segment:
  Industrial            $ 35.1   $ 52.4      $ 71.5     $ 37.6      $157.3
  Machinery               68.0     65.8       136.8       64.4       199.4
  Automotive             103.3     98.6       218.0      103.8       325.8
                         -----    -----       -----      -----       -----
    Total               $206.4   $216.8      $426.3     $205.8      $682.5
                         =====    =====       =====      =====       =====

EBITDA by segment:
  Industrial            $  7.0  $   8.1      $ 14.1     $  6.6      $ 23.8
  Machinery                9.6      6.6        20.5        7.8        22.9
  Automotive              13.5     13.1        31.3       15.2        43.1
  Corporate overhead      (5.3)    (2.7)      (11.0)      (3.7)      (13.2)
                         -----    -----       -----      -----       -----
                        $ 24.8   $ 25.1      $ 54.9     $ 25.9      $ 76.6
                         =====    =====       =====      =====       =====
    Total

      Net Sales. The Company's net sales were $206.4 million for the third quarter ended August 31, 1998, a decrease of $10.4 million or 4.8% from the comparable period of 1997. Included in the results of the third quarter of 1997 are $13.7 million of sales of the Divested Divisions, which, if excluded, would result in an increase in the Company's quarterly net sales of approximately 1.6%.

      Net sales of Industrial products, excluding net sales of the Divested Divisions, decreased 22.4% in the third quarter of 1998 from the comparable period in 1997, due primarily to decreased prices of germanium products. Germanium sales have been affected by lower market prices which have resulted from increased supplies, the completion of a major satellite project and the increased use of recycled germanium by the Company's customers in response to sharp increases in germanium prices which took place in 1996. Since the customers now supply a larger portion of the Company's raw materials, its sales volume is less as a toll refiner than as a buyer and seller of germanium. Operating margins, however, have been maintained.

      Net sales for the Machinery Group in the third quarter of 1998, excluding the Divested Divisions, increased 8.2% due in part to increases in demand for heavy-duty fork lift trucks and wheel tractor scrapers. Sales of special purpose batteries are comparable to those of the same period in 1997.

      The Automotive Group's net sales, excluding the Divested Divisions, increased 8.7% primarily due to increased market penetration of precision machined components, many of which are used in light trucks, vans and sport utility vehicles which have recently grown in popularity. Volumes of fuel systems have also increased as new programs are implemented.

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

      Historically, the third quarter results of the Automotive Group are depressed as most of the automobile companies shut their plants for two weeks in July to retool for new model years. In 1998, these results were further depressed by the strike by the United Auto Workers at certain General Motors Corporation ("GM") plants and the resulting closure of other GM plants. Some of the Automotive Group operations experienced lay-offs as a result of the strike at GM. It is estimated that the Company lost approximately $7.0 million in revenue and $2.5 million in operating income during the strike.

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

      Cost of Products Sold. Cost of products sold, excluding depreciation expense, decreased by $10.6 million or 6.1% from the third quarter of 1997 compared to the comparable period in 1998. Excluding the results of Divested Divisions, as a percentage of sales, cost of products sold declined from 79.7% in the third quarter of 1997 to 79.2% in the third quarter of 1998. Reasons for this decline include improved performance at certain start-up operations, increased operating efficiencies and changes in product mix in certain operations in the Machinery Group.

      Selling and Administrative. Selling and administrative expenses increased by $.6 million or 3.1% in the quarter ended August 31, 1998 from the quarter ended August 31, 1997. Excluding results of Divested Divisions, these expenses increased $1.3 million or 7.9% over the same time frame. Besides a general increase due to activity relating to increased sales volumes, items contributing to this increase include management fees now payable to Granaria Industries B.V. and a retention program for mid-level management.

      Depreciation and Amortization. Depreciation and amortization are not comparable for the three months ended August 31, 1998 and 1997 due to the differences in asset bases as a result of the Acquisition on February 24, 1998.

      EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and management expenses. Due to the differences in the asset bases, it is preferable to compare EBITDA rather than operating income. EBITDA decreased from $25.1 million in the three months ended August 31, 1997 to $24.8 million for the same period in 1998 or 1.2%. After excluding the results of Divested Divisions, EBITDA increased .8%.

      In the third quarter of 1998, EBITDA for the Industrial Group declined to $7.0 million from $8.1 million in the comparable period of 1997. Excluding the results of Divested Divisions, this decline was $.5 million or 6.7% on a 22.4% decrease in sales. As previously mentioned, although lower germanium prices have contributed to reduced sales, EBITDA has remained relatively consistent for these operations as did results at other Industrial Group operations.

      In the Machinery Group, EBITDA increased from $6.6 million in the third quarter of 1997 to $9.6 million in the same period of 1998. Excluding results of the Divested Divisions, the increase was $3.2 million. Reasons for this increase include improved efficiencies at operations manufacturing special-purpose batteries and at the aluminum foundry, and a shift in product mix at operations manufacturing construction and other industrial equipment.

      EBITDA for the Automotive Group increased to $13.5 million in the third quarter of 1998 from $13.1 million in the same period in the prior year. Excluding the results of Divested Divisions, the increase was .7%. Any increases in EBITDA resulting from the increased volumes previously discussed have been offset by losses related to the GM strike situation.

      Interest Expense. Interest expense for the three months ended August 31, 1998 and 1997 was $12.1 million and $7.5 million, respectively. In 1997, interest expense included interest on the $250 million Subordinated Debentures held by the Trust which were retired upon the Acquisition and the $50 million Divestiture Notes retired in August 1997. In 1998, the increase in interest was attributable to the borrowings against the new credit facility totaling $304.1 million, the issuance of $220 million in Subordinated Notes and the issuance of an additional $8 million industrial revenue bond in June 1997.


FINANCIAL CONDITION

      Since the Acquisition, the Company has generated cash from operations of $63.9 million which has enabled it to repay a net amount of $46.7 million in debt and expend $16.1 million for capital. Significant factors contributing to cash provided by operations include:

      1) the receipt of $13.7 million from an insurance company in settlement of certain claims relating primarily to environmental remediation expenses;
      2) a $15.2 million reduction of accounts receivable from what were considered high levels at February 28, 1998 to more normal levels at August 31, 1998;
      3) the funding of approximately $8.0 million of employee health care expenses from a trust that had been earmarked for this purpose rather than from Company funds; and
      4) the accrual of $10.3 million in interest (which was paid September 1,
         1998) relating to the Senior Subordinated Notes.

      The Company's liquidity needs are primarily for capital maintenance and debt service. With the exception of an expansion at a plant manufacturing industrial machinery, capital expenditures in the six months ended August 31, 1998 have been primarily for capital maintenance. The Company anticipates that capital spending will be approximately $9.0 to $11.0 million in the fourth quarter of 1998. The Company has scheduled debt payments of $2.7 million in the fourth quarter of 1998 and $10.4 million in 1999.

      The Company has entered into a letter of intent for the sale of its Trim Division for $14.5 million in cash. The transaction is conditioned on, among other things, the buyer's due diligence investigation and the buyer obtaining financing. There is not assurance that this transaction will be completed on these terms. If consummated, the transaction is not expected to result in a material gain or loss.

      The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

YEAR 2000

      The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20." If not corrected, many computer programs could fail or cause erroneous results. Failures of this nature could cause interruptions to manufacturing processes, business and financial functions and communications with customers and suppliers.

      Due to the diverse nature of the Company's operations, each operating division has its own discrete computer systems. The Company is performing a comprehensive review to identify the systems affected by the Year 2000 issue. The Company is assessing its information technology systems such as business computing systems, end user computer systems and technical infrastructure, as well as embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments also include the Company's products and evaluation of the readiness of its suppliers and service providers.

       The review of each of the systems involves a five step process. The Company first inventories areas of potential risk based on comparison to published industry guidelines. Each component identified in the inventory is then evaluated for its risk of failure and the impact of potential failure to the Company's operations and its customers. Once the risks are assessed, remediation is commenced. Options for remediation may include replacement, modification or continued use depending on information gathered during the inventory and assessment stages. The remediated system is then tested and reviewed before the determination is made as to the readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of Year 2000 issues. Most of the Company's divisions have completed the inventory and assessment phases and are working on remediation and testing. The remaining divisions have the inventory and assessment phases underway. The Company expects that all divisions will have completed the inventory and assessment phases by February 28, 1999 and will have implemented initial remediation attempts and testing by June 30, 1999.

      The Company's remaining costs to remediate the Year 2000 problem are not expected to exceed $4.0 million. Of this amount, approximately $1.5 million will be spent in the form of capital for systems replacement and approximately $1.0 million will be incremental costs. The remaining costs relate to the redeployment of the Company's existing resources to assess and remediate the Year 2000 problem. Projects being deferred by this issue include items such as system enhancements that would improve performance or functionality. The impact on net income (loss) to date has not been material.

      The Company suspects its greatest risk lies within its financial computer systems and Electronic Data Interchange ("EDI") capabilities with its customers and suppliers. The Company relies on customer requirements and outside services for most of its EDI capabilities and therefore is dependent on such parties addressing Year 2000 issues. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, accepting electronic customer orders or informing customers of shipment electronically. While some of these functions could be performed manually, the Company presently is not certain what the extent of the impact on operations would be. There is also risk associated with certain suppliers, including utility companies, over which the Company has little control. The Company is presently working on contingency plans to address issues related to potential failures of critical systems due to Year 2000 problems, and it expects to have those plans in place by May 31, 1999.

      The Company presently believes that through the planned modification to existing systems and conversion to new systems, as well as ongoing correspondence with suppliers and customers, the Year 2000 issue will not materially impair the Company's ability to conduct business.

EURO CONVERSION

      The Company has both operating divisions and domestic export customers located in Europe. In 1997, combined revenues from these sources was approximately 13% of total revenues. Revenues involving countries participating in the Euro conversion were somewhat lower. The Company is currently assessing the impact of the Euro conversion on its operations.

      The Company's European operations are taking steps to ensure their capability of entering Euro transactions as of January 1, 1999. It is not anticipated that changes to information technology and other systems which are necessary to enter these transaction will be material. The affected operations plan to make the Euro the functional currency sometime during the transition period.

      It is difficult to assess the competitive impact of the Euro conversion on the Company's operations. In some markets, where customers already appear to be considering the exchange rates when considering prices, this process may be accelerated. In other markets, where sales are made in U.S. dollars, there may be pressures to denominate sales in the Euro, however, exchange risks resulting from these transactions would be hedged.



FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

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

      The remaining $75 million of the Term Loan Facility bears interest at the variable rates described above. In addition, the Company has a revolving loan facility that had a balance of $35 million at August 31, 1998, which also bears interest at the variable rates described above. Accordingly, a 1% increase in an applicable index rate would result in additional interest expense of $1.1 million per year assuming no change in the level of borrowing under the revolving loan facility.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


27.1  Financial Data Schedule



(b) Reports on Form 8-K--None

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER INDUSTRIES, INC.





                                       /S/ CARROLL D. CURLESS
                                       --------------------------------
                                       Carroll D. Curless
                                       Vice President and Controller





      DATE   October 1, 1998
          ---------------------

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER HOLDINGS, INC.





                                       /S/ CARROLL D. CURLESS
                                       ----------------------------------
                                       Carroll D. Curless
                                       Vice President and Controller





      DATE October 1, 1998
          -------------------

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       DAISY PARTS, INC.





                                       /S/ DAVID G. KRALL
                                       -------------------------------
                                       David G. Krall
                                       Secretary





      DATE October 1, 1998
          --------------------

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER DEVELOPMENT COMPANY, INC.





                                       /S/ DAVID G. KRALL
                                       -------------------------------
                                       David G. Krall
                                       Secretary





      DATE   October 1, 1998
          -----------------------

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER FAR EAST, INC.





                                       /S/ DAVID G. KRALL
                                       -----------------------------------
                                       David G. Krall
                                       Secretary





      DATE   October 1, 1998
           ---------------------

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER FLUID SYSTEMS, INC.





                                       /S/ DAVID G. KRALL
                                       ----------------------------
                                       David G. Krall
                                       Secretary





      DATE October 1, 1998
          ----------------------

                                   SIGNATURES
                                   ----------






      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER MINERALS, INC.





                                       /S/ DAVID G. KRALL
                                       ------------------------------
                                       David G. Krall
                                       Secretary




      DATE   October 1, 1998
           ----------------------

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       EAGLE-PICHER TECHNOLOGIES, LLC





                                       /S/ WILLIAM E. LONG
                                       ---------------------------------
                                       William E. Long
                                       President





      DATE   October 1, 1998
           --------------------

                                   SIGNATURES
                                   ----------





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       HILLSDALE TOOL & MANUFACTURING CO.





                                       /S/ DAVID G. KRALL
                                       -----------------------------
                                       David G. Krall
                                       Secretary





      DATE   October 1, 1998
           ---------------------

                                   SIGNATURES
                                   ----------






      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       MICHIGAN AUTOMOTIVE RESEARCH CORPORATION





                                       /S/ DAVID G. KRALL
                                       ------------------------------
                                       David G. Krall
                                       Assistant Secretary





      DATE October 1, 1998
          --------------------

                                  EXHIBIT INDEX
                                  -------------




Exhibit No.           Description
- -----------           -----------



  27.1                Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission for its
                      information)