Form 10-K
period 1998-11-30
EAGLE PICHER INDUSTRIES INC; EAGLE PICHER HOLDINGS INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FLUID SYSTEMS INC; EAGLE PICHER MINERALS INC; HILLSIDE TOOL & MANUFACTURING CO; MICHIGAN AUTOMOTIVE RESEARCH CORP; EAGLE PICHER TECHNOLOGIES LLC
filed 1999-03-02
CIK 30927, 1059364, 1059567, 1059568, 1059570, 1059571, 1059572, 1059573, 1059575, 1059576

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   Form 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended November 30, 1998


                        Commission file number 333-49957

                      ------------------------------------

                         EAGLE-PICHER INDUSTRIES, INC.



                              An Ohio Corporation


                         I.R.S. Employer Identification

                                 NO. 31-0268670

                      ------------------------------------

    250 EAST FIFTH STREET, SUITE 500, P. O. BOX 779, CINCINNATI, OHIO 45201

              Registrant's telephone number, including area code:
                                  513-721-7010
                      ------------------------------------

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

Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     No voting stock is held by non-affiliates of the registrant.


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.



Yes [X]  No [ ]



     100 shares of common capital stock, no par value, were outstanding at February 24, 1999.

                        TABLE OF ADDITIONAL REGISTRANTS

                                                     JURISDICTION       COMMISSION      IRS EMPLOYER
                                                   OF INCORPORATION        FILE        IDENTIFICATION
                      NAME                         OR ORGANIZATION        NUMBER           NUMBER
                      ----                         ----------------    ------------    --------------
Eagle-Picher Holdings, Inc.......................      Delaware        333-49957-01      13-3989553
Daisy Parts, Inc.................................      Michigan        333-49957-02      38-1406772
Eagle-Picher Development Co., Inc................      Delaware        333-49957-03      31-1215706
Eagle-Picher Far East, Inc.......................      Delaware        333-49957-04      31-1235685
Eagle-Picher Fluid Systems, Inc..................      Michigan        333-49957-05      31-1452637
Eagle-Picher Minerals, Inc.......................        Nevada        333-49957-06      31-1188662
Eagle-Picher Technologies, LLC...................      Delaware        333-49957-09      31-1587660
Hillsdale Tool & Manufacturing Co................      Michigan        333-49957-07      38-0946293
Michigan Automotive Research Corp................      Michigan        333-49957-08      38-2185909


\

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
  1.  Business....................................................    3
  2.  Properties..................................................    8
  3.  Legal Proceedings...........................................    9
  4.  Submission of Matters to a Vote of Security Holders.........   14

                                PART II
  5.  Market for the Registrant's Common Equity and Related
      Stockholder Matters.........................................   14
  6.  Selected Financial Data.....................................   14
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   15
 7a.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................   24
  8.  Financial Statements and Supplementary Data.................   26
  9.  Changes In and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   67

                                PART III
 10.  Directors and Executive Officers of the Registrant..........   67
 11.  Executive Compensation......................................   69
 12.  Security Ownership of Certain Beneficial Owners and
      Management..................................................   76
 13.  Certain Relationships and Related Transactions..............   77

                                PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form
      8-K.........................................................   78
      Signatures..................................................
      Exhibit Index...............................................

                                     PART I

ITEM 1. BUSINESS.

  General Development of Business

     Eagle-Picher Industries, Inc. ("Company"), a diversified manufacturing, mining and technology company, was incorporated in 1867 under the laws of the State of Ohio as an outgrowth of a business enterprise founded in Cincinnati, Ohio in 1843. The Company was acquired by Eagle-Picher Holdings, Inc. ("Parent"), a majority-owned subsidiary of Granaria Industries B.V., on February 24, 1998 from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ("PI Trust") ("Acquisition") for $702.5 million.

     On November 18, 1996, the U.S. Bankruptcy Court together with the U.S. District Court for the Southern District of Ohio issued an order confirming the Third Amended Plan of Reorganization ("Plan") of the Company and seven of its domestic subsidiaries, which became effective November 29, 1996. The Company had filed for protection under chapter 11 of the U.S. Bankruptcy Code in 1991 as a consequence of a cash shortfall resulting from the Company's inability to satisfy certain immediate asbestos litigation liabilities. The order confirming the Plan contains a permanent injunction which precludes holders of present and future asbestos or lead-related personal injury claims from pursuing their claims against the reorganized Company and the Company has no further liability in connection with such claims. Those claims will be channeled to the PI Trust, which is an independently administered qualified settlement trust which was established to resolve and satisfy those claims. Under the terms of the Plan, all of the then outstanding common stock of the Company was canceled and all of the newly issued common stock of the reorganized Company was contributed to the PI Trust, together with certain notes and cash.

     The Company conducts its business through both unincorporated divisions and separately incorporated subsidiaries, both of which are referred to herein as divisions.

  Financial Information About Industry Segments.

     The Company's major industry segments are:

          1. Automotive;
          2. Machinery; and
          3. Industrial.

     Industry Segment Data is included in Item 8 below, the Company's Consolidated Financial Statements for the nine months ended November 30, 1998, the three months ended February 28, 1998 and the years ended November 20, 1997 and 1996. (See Note Q.)

  Narrative Description of Business

THE AUTOMOTIVE GROUP

     The Automotive Group is primarily engaged in the production and sale of mechanical parts for passenger cars, trucks, vans and sport utility vehicles primarily to the major automotive manufacturers and their suppliers in North America, Europe and Asia. The Automotive Group is composed of the following product groups: Precision Machined Components, Rubber Coated Metal Products and Other Automotive Products and Services which consists of Fluid Systems Products, Molded Rubber Products, Aluminum Casting Products and Automotive Services.

     The following table sets forth the percentage of the Company's revenue contributed by each product line:

                                                              1998    1997    1996
                                                              ----    ----    ----
Precision Machined Components...............................  28.2%   22.7%   20.4%
Rubber Coated Metal Products................................   9.2     8.9     9.4
Other Automotive Products and Services......................  10.6     8.9     8.0
Divested Automotive Products................................   3.0     7.6    11.5
                                                              ----    ----    ----
          Total.............................................  51.0%   48.1%   49.3%
                                                              ====    ====    ====

     Precision Machined Components. The Hillsdale Tool Division specializes in the design, manufacture and distribution of precision-machined aluminum and steel parts. Typical machined parts would include transmission pump assemblies, vibration dampening devices and a variety of other precision machined castings and forgings which are designed and engineered for engine, transmission and driveline applications. These parts are also produced in Mexico and the United Kingdom. The market for precision machined components tends to have a few strong and well-positioned competitors, including the original equipment manufacturers ("OEM's") themselves. The Automotive Group competes in this market primarily on the basis of price, delivery, quality and service.

     Rubber Coated Metal Products. The Wolverine Gasket Division coats steel and aluminum with elastomeric compounds and produces materials that are particularly suitable for high compression and high temperature applications. These materials are typically used in sealing and insulating products such as compressor gaskets for air conditioning units, brake noise insulators and powertrain applications such as head gaskets. Many of these parts are also manufactured in Germany. The market for rubber coated metal products is highly fragmented. While the Automotive Group competes against a variety of different companies in the geographical areas it supplies, it has no primary competitor in this market.

     Other Automotive Products and Services. The Fluid Systems Divisions, located both in the United States and the United Kingdom, employ the elastomeric extrusion process to produce multi-layered tubing and hose assemblies for fuel, emission, brake, clutch and suspension systems. The Company is developing new products to meet new environmental fuel, fluid and emission requirements. Customers include some of the world's major OEM's and Tier I suppliers.

     The Rubber Molding Division manufactures small precision injection molded rubber parts used in sealing shock absorbing and noise reduction applications. Similar parts are manufactured at a plant in Spain. Although the Company is one of the top three suppliers for many of the seals it produces, the market for these products is highly fragmented. In niche markets in which the Company competes, it competes primarily on the basis of quality and cost.

     The Ross Aluminum Foundries Division produces aluminum turbocharger components, primarily for diesel engines, and other engine and specialty automotive components. The Company believes it is a relatively small participant in the market for automotive castings in aluminum.

     The Michigan Automotive Research Corporation offers vehicle and vehicle system manufacturers a comprehensive range of testing programs for engines, power trains and power train components. Its customers include the OEM's, their suppliers and manufacturers of other types of vehicles.

     The Automotive Group distributes its products primarily through internal sales personnel. The Group also has sales and engineering offices in Japan and Europe to serve those markets. Generally, competitive conditions for this Group are characterized by a decreasing amount of competitors, an increasing amount of foreign competition, an increased emphasis on quality and intense pricing pressures from major customers.

     Consolidated sales to the Ford Motor Company amounted to $121.0 million in the nine months ended November 30, 1998, $39.8 million in the three months ended February 28, 1998, $170.5 million in 1997 and $167.7 million in 1996. No other customer in the Automotive Group or any other Group accounted for 10% or more of consolidated net sales.

THE MACHINERY GROUP

     The Machinery Group is involved in manufacturing products for various industrial markets. Its products can be segregated into three product lines:
Special Purpose Batteries, Construction Equipment and Other Machinery Products. The following table sets forth the percentage of the Company's total net sales contributed by each product line:

                                                              1998    1997    1996
                                                              ----    ----    ----
Special Purpose Batteries...................................  15.0%   14.4%   12.2%
Construction Equipment......................................  12.8    10.7    10.7
Other Machinery Products....................................   3.4     3.3     4.0
Divested Machinery Products.................................    --     1.4     2.0
                                                              ----    ----    ----
          Total.............................................  31.2%   29.8%   28.9%
                                                              ====    ====    ====

     Special Purpose Batteries. The Machinery Group designs, manufactures and tests special purpose batteries for advanced value-added products for telecommunications, aerospace and defense applications, such as satellites, launch vehicles and missiles. Major customers for these batteries include the U.S. Government, satellite builders and aircraft manufacturers. The Company is a recognized leader in this business. It bids competitively for numerous fixed price government contracts for special purpose batteries and competes primarily on the basis of quality, performance and cost. It has a few competitors for some highly technological products, but many large and small competitors for its other products such as lead-acid batteries, which are used in toys and emergency lighting systems.

     Construction Equipment. The Construction Equipment Division manufactures primarily three construction equipment products: wheel tractor scrapers, heavy-duty industrial forklift trucks and component parts for construction machinery. The Company is the exclusive source of certain models of wheel tractor scrapers to Caterpillar, Inc. The Company sells its own branded line of heavy-duty industrial forklift trucks, which are primarily sold to independent rental fleets and also to paper and automotive manufacturers. The industrial forklift market is highly fragmented, however, the Company participates in niche markets, such as the rough terrain market, where it enjoys significant market share.

     Other Machinery Products. The Cincinnati Industrial Machinery Division produces high-volume metal cleaning and finishing systems for industrial applications, including specialized high-volume can washing and coating machinery for the manufacturers of two-piece cans for the food and beverage industry. Other products produced by this Group include complex aluminum castings.

THE INDUSTRIAL GROUP

     The Industrial Group produces a variety of products for industrial markets, principally manufacturers of consumer products. It is composed of Specialty Materials and Other Industrial Products. The following table sets forth the percentage of the Company's total net sales contributed by each product line:

                                                              1998    1997    1996
                                                              ----    ----    ----
Specialty Materials.........................................   9.5%   11.3%    9.9%
Other Industrial Products...................................   8.3     7.5     7.5
Divested Industrial Products................................    --     3.3     4.4
                                                              ----    ----    ----
          Total.............................................  17.8%   22.1%   21.8%
                                                              ====    ====    ====

     Specialty Materials. The Company manufactures and tests high-purity specialty material compounds for a wide range of services and products. The Company is a major source for high purity isotopically enriched boron compounds used in nuclear applications. The boron isotope produced by the Company is a material that absorbs neutrons and is used as a moderator in nuclear reactors. There are few competitors in this market, but there is competition from products made from alternate materials. This Division also refines rare metals, such as high purity germanium compounds. Germanium is used in satellite applications such as substrates for solar cells which are used to power satellites. The major customers for germanium products include satellite builders and other aerospace companies. The Industrial Group also manufactures bulk pharmaceutical products and industrial chemicals, and produces a wide range of super-clean containers, which meet strict EPA protocols, for environmental sampling.

     Other Industrial Products. The Minerals Division mines and refines diatomaceous earth products and perlite filter aid products, which are used in high purity filtration applications primarily by the food and beverage industry and as industrial absorbents. The Minerals Division is second to the Allegheny Corporation in the sale of certain filter aid products that are sold both directly and through distributors to many large and small customers. In the North American market for industrial absorbents, the Company has a variety of competitors due to a number of other materials, such as clay, which are also being used for this purpose. The Industrial Group also manufactures injection molded rubber parts used in plumbing and packaging applications.

DIVESTED DIVISIONS

     During the fiscal year ended November 30, 1997, the Company sold a number of divisions to fund repayment of notes issued during the reorganization process. These divisions were the Plastics Division, Fabricon Products Division and the Transicoil Division. The Company received net cash proceeds of $39.0 million and the aggregate loss on these transactions was $2.4 million. In June 1997, the assets of the former Suspension Systems Division were contributed to a joint venture ("E-P-Boge") with Fichtel & Sachs Industries, Inc. ("F & S"). The Company maintained a 45% interest in E-P-Boge, however F & S exercised its option to purchase the Company's interest in E-P-Boge in November 1998 for $5.0 million. At the same time, the Company's $2.8 million note from E-P-Boge was repaid. The Company sold its Trim Division as of October 31, 1998 for $14.5 million, however the transaction was held in escrow until certain conditions were met in December 1998.

OTHER INFORMATION

     Raw Materials. The prices of raw materials are subject to volatility. The Company's principal raw materials are rubber, steel, zinc, nickel, germanium, boron and aluminum. These raw materials are commodities that are widely available. Although the Company has alternate sources for most of its raw materials, the Company's policy is to establish arrangements with select vendors, based upon price, quality and delivery terms. By limiting the number of its suppliers, the Company believes that it obtains materials of consistently high quality at favorable prices.

     Intellectual Property. The Company holds more than 50 patents, primarily in the United States. Many of the Company's products incorporate a wide variety of technological innovations, some of which are protected by individual patents. Many of these innovations are treated as trade secrets with programs in place to protect these trade secrets. Accordingly, no one patent or group of related patents is material to the Company's business. The Company also has numerous trademarks, including the Eagle-Picher name, and considers the Eagle-Picher name to be material to its business.

     Backlog. At November 30, 1998 and 1997, the Company's order backlog was approximately $200.0 million and $250.0 million, respectively. The decline in backlog is due primarily to a decline in demand for special purpose batteries and semiconductor materials due to the completion of a major satellite project. The Company expects the order backlog outstanding at November 30, 1998 to be filled within the 1999 fiscal year. As is customary in the automotive industry, the Company enters into blanket purchase orders with its customers with respect to specific product orders. From time to time, the customer, depending on its needs, will provide the Company with releases on a blanket purchase order for a specified amount of products. As a result, the backlog for the Automotive Group is not significant.

     Government Contracts. The Company's Industrial and Machinery Groups have contracts with the U.S. Government that have standard termination provisions. The U.S. Government retains the right to terminate the contracts at its convenience. However, if contracts are terminated, the Company is entitled to be reimbursed for allowable costs and profits to the date of the termination relating to authorized work performed to such date. U.S. Government contracts are also subject to reduction or modification in the event of changes in Government requirements or budgetary constraints.

     Research and Development. The Company spent approximately $14.1 million on research and development activities, primarily for the development of new products or the improvement of existing products in 1998. Comparable costs were $14.8 million in 1997 and $18.0 million in 1996. Amounts have declined due to the divestiture of divisions in 1997.

     Environmental Regulatory Compliance. The Company had capital expenditures of $.8 million and operating expenses (excluding depreciation) of approximately $9.8 million in the year ended November 30, 1998 for environmental matters. The Company estimates that its capital expenditures and operating expenses, including expenses for remedial activities, will be approximately $1.5 million and $13.3 million, respectively, in 1999. As of November 30, 1998, the Company has reserved $9.5 million in connection with environmental matters, and believes such reserves to be adequate under the circumstances. See Item 3.(c) for information with respect to various other environmental proceedings.

     Employees. As of November 30, 1998, the Company employed approximately 6,600 persons in its operations, of whom approximately 1,650 were salaried employees and 4,950 were hourly employees. Approximately 18% of the Company's hourly employees are represented by one of six labor organizations. The Company believes that its relations with its employees are generally good.

  Financial Information about Foreign and Domestic Operations and Export Sales

     Financial information about Foreign and Domestic Operations and Export Sales is included in Item 8 below, the Company's Consolidated Financial Statements for the nine months ended November 30, 1998, the three months ended February 28, 1998 and the years ended November 30, 1997 and 1996. (See Note Q.)

ITEM 2. PROPERTIES.

     The principal fixed assets of the Company consist of its manufacturing, processing and storage facilities and its transportation and plant vehicles. Substantially all of the Company's owned properties and assets are pledged as collateral under its syndicated senior loan facility. The following sets forth selected information regarding the Company's active manufacturing and processing facilities:

                                                                                     DESCRIPTION OF
    BUSINESS GROUP                              LOCATION                            PROPERTY INTEREST
    --------------                              --------                            -----------------
AUTOMOTIVE
  Domestic              Ann Arbor, Michigan                                         owned
                        Blacksburg, Virginia (2 plant locations)                    owned
                        Brighton, Michigan                                          leased
                        Hillsdale, Michigan (4 plant locations)                     owned
                        Hamilton, Indiana                                           owned
                        Inkster, Michigan                                           owned
                        Jonesville, Michigan                                        owned
                        Leesburg, Florida                                           owned
                        Manchester, Tennessee                                       leased(1)
                        Norwich, Connecticut                                        owned
                        Pine Bluff, Arkansas                                        leased
                        Sidney, Ohio (2 plant locations)                            owned
                        Stratford, Connecticut                                      owned
                        Vassar, Michigan                                            leased
  International         Market Harborough, England                                  owned
                        Ohringen, Germany                                           owned
                        San Luis Potosi, Mexico                                     owned
                        Soria, Spain                                                owned
                        Tamworth, England                                           owned
MACHINERY
  Domestic              Colorado Springs, Colorado (2 plant locations)              owned & leased
                        Grove, Oklahoma                                             owned
                        Joplin, Missouri (5 plant locations)                        owned & leased
                        Lubbock, Texas                                              owned
                        Seneca, Missouri                                            owned
                        Sharonville, Ohio                                           owned
                        Stella, Missouri                                            owned
  International         Acuna, Coahuila, Mexico                                     owned
INDUSTRIAL(2)
  Domestic              Clark Station, Nevada                                       owned
                        Galena, Kansas                                              owned
                        Harrisonville, Missouri                                     owned
                        Joplin, Missouri                                            owned
                        Lenexa, Kansas                                              owned
                        Lovelock, Nevada                                            owned
                        Miami, Oklahoma (3 plant locations)                         owned & leased
                        Quawpaw, Oklahoma (2 plant locations)                       owned
                        Vale, Oregon                                                leased(1)

---------------

(1) The Company will become owner of each property upon payment in full of all existing industrial revenue bond obligations in connection with such property.

(2) In addition to the facilities listed, the Company's Minerals Division has mining locations and numerous claims in Nevada, Oregon and California.

     The Company owns or leases additional office space, including its corporate headquarters in Cincinnati, Ohio and sales offices in Europe and Asia, and warehouse space for certain of its operations. The Company's properties are adequate and suitable for its business and generally have capacity for expansion of existing buildings on owned real estate. Substantially all of its buildings have been well maintained and are in sound operating condition and regular use.

     Mining. The Industrial Group's Minerals Division owns and leases diatomaceous earth and perlite mining locations as well as numerous claims in Nevada, Oregon and California ("mining properties"). Not all of the mining properties are currently being mined. The Company continually evaluates potential mining properties, and additional mining properties may be acquired in the future. The Minerals Division extracts diatomaceous earth and perlite through open-pit mining using bulldozers and wheel tractor scrapers. The extracted materials are transported by truck to separate processing facilities. As ore deposits are depleted, the Company reclaims the land in accordance with reclamation plans approved by the relevant federal, state and local regulators.

     A total of approximately 321,000 tons of materials were extracted from the Company's active mining properties in fiscal year 1998. The Company believes its diatomaceous earth reserves to range from 15 to 75 years and its perlite reserves to be in excess of 50 years at the current levels of extraction based on estimates prepared by its mining and exploration personnel.

ITEM 3. LEGAL PROCEEDINGS.

  (A) Chapter 11 Proceedings.


     On January 7, 1991 ("Petition Date"), the Company and seven of its domestic subsidiaries each filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Ohio, Western Division, in Cincinnati, Ohio ("Bankruptcy Court"). The subsidiaries that filed chapter 11 petitions are Daisy Parts, Inc., Transicoil Inc., Michigan Automotive Research Corporation ("MARCO"), EDI, Inc., Eagle-Picher Minerals, Inc., Eagle-Picher Europe, Inc., and Hillsdale Tool & Manufacturing Co. On November 30, 1991, substantially all of the assets of EDI, Inc. were sold pursuant to authority granted by the Bankruptcy Court. In August 1997, all of the Company's shares of Transicoil Inc. were sold. All of the chapter 11 cases were consolidated for procedural purposes only under the caption: "In re Eagle-Picher Industries, Inc., et al.," Consolidated Case No. 1-91-00100, before the Honorable Burton Perlman, United States Bankruptcy Judge.



     In August 1996, the Company, together with the Injury Claimants' Committee and the Representative for Future Claimants who was appointed by the Bankruptcy Court, proposed the Plan. The Bankruptcy Court and the United States District Court for the Southern District of Ohio (the "Ohio District Court") jointly issued an order (the "Order") confirming the Plan on November 18, 1996 (the "Confirmation Date"). The Plan became effective and was consummated on November 29, 1996 (the "Consummation Date"). The major component of the Plan was a settlement of the Company's liability for present and future asbestos-related and lead-related personal injury claims arising out of business operations prior to the Petition Date. Under the Plan, it was agreed that these claims had a total value of $2 billion. Pursuant to the Plan, (i) the PI Trust was established and the Company contributed assets to the PI Trust valued at approximately $730 million in the aggregate (representing an approximately 37% distribution upon the $2 billion allowed claim of the asbestos and lead claimants, as unsecured creditors), consisting of $51.3 million in cash, $250 million in the 10% Debentures, $69.1 million in Tax Refund Notes, $18.1 million in Divestiture Notes and 10,000,000 shares of Common Stock (representing all outstanding shares of Common Stock), and (ii) a trust for the benefit of property damage claimants ("PD Trust") is to be established with $3 million in cash, an obligation of the Company which has been fully funded and is set aside pending establishment of the PD Trust.



     Pursuant to the Plan, the asbestos-related and lead-related claims were discharged and the Company has no further liability in connection with such claims. As a result, the Company was relieved of the burden of defending more than 150,000 asbestos-related, as well as any lead-related, claims that had been, as well as any such claims that may in the future be, filed against the Company. In addition, the Order includes an injunction (the "Injunction"), which prohibits claimants with asbestos-related or lead-related claims from bringing actions against the Company, and instead requires these claimants to assert such claims only against the PI Trust or, as to asbestos-related property damage claims, against the PD Trust, each of which was, or in the case of the PD Trust, will be, funded by the Company pursuant to the Plan. Under the Plan, the PI Trust assumed all liability and responsibility for asbestos-related and lead-related personal injury claims against the Company, and the PD Trust will assume all liability and responsibility for asbestos-related property damage claims. The Company believes that the Plan, the Injunction and the Bankruptcy Code together will enjoin any claims against the Company with respect to any past, present, or future asbestos-related or lead-related liabilities arising from or based upon business operations prior to the petition date.



     Following confirmation of the Plan, notices of appeal of the Order were filed by one general unsecured creditor (the "Creditor Appellant") and the Unofficial Committee of Co-Defendants (the "Co-Defendants"), a group of former manufacturers and distributors of asbestos-containing products that have been named as co-defendants with the Company in asbestos personal injury lawsuits and have asserted claims against the Company for contribution, indemnity and subrogation. The allowance of contribution claims against the Company is subject to Section 502(e) of the Bankruptcy Code which states that a claim for contribution asserted by an entity that is liable with a chapter 11 debtor shall be disallowed to the extent such contribution claim is contingent as of the time of allowance or disallowance of such claim. Neither the Creditor Appellant nor the Co-Defendants requested that the Order be stayed pending appeal. The Creditor Appellant withdrew its notice of appeal by a stipulation dated January 24, 1997.



     The Co-Defendants appealed the Order directly to the United States Circuit Court of Appeals for the Sixth Circuit (the "Sixth Circuit") (the "Confirmation Order Appeal"), raising a variety of objections to the Plan and to the Trust's procedures for processing, allowing and paying the Co-Defendants' claims. The Co-Defendants also asserted, among other things, that Section 524(g) of the Bankruptcy Code, which authorizes courts to issue injunctions to channel asbestos claims away from a reorganized company to a personal injury trust established by such company, is unconstitutional. The Sixth Circuit, in a decision and order issued December 21, 1998, affirmed the Order and dismissed the subject appeal as moot. Although the Co-Defendants could seek a review of the Sixth Circuit decision by the United States Supreme Court, the Company believes the likelihood of such an appeal is remote. As a result, the Order is expected to be final and nonappealable as of March 23, 1999.


     The Bankruptcy Court and the Ohio District Court entered the Injunction pursuant to Section 524(g) of the Bankruptcy Code. Section 524(g) of the Bankruptcy Code was enacted by Congress in 1994 to provide a statutory safe-harbor for asbestos manufacturing companies faced with numerous asbestos-related personal injury claims. Section 524(g) grants bankruptcy courts express statutory authority to issue injunctions that prohibit present and future asbestos claimants from suing a reorganized debtor; provided that a trust is established and funded to pay asbestos-related claims through procedures that reasonably assure that claimants with similar injuries will receive similar payments and other specific statutory requirements are satisfied.

     Under Section 524(g), if the injunction is issued or affirmed by a district court with jurisdiction over the reorganization, the injunction will be permanent and not subject to modification by any court once the injunction becomes final and nonappealable. In confirming the Plan and issuing the Injunction, the Bankruptcy Court and the Ohio District Court determined that the PI Trust and the PD Trust each satisfied the requirements of Section 524(g) and that they had jurisdiction to issue the Injunction under both Section 524(g) of the Bankruptcy Code and their more general powers under the Bankruptcy Code to issue orders that are necessary or appropriate in bankruptcy cases.


     While Section 524(g) specifically addresses trusts created to resolve asbestos-related litigation and injunctions issued in connection therewith, it does not specifically address whether an injunction directing claims to a trust that will pay both asbestos-related and non-asbestos-related claims, as in this case, is protected under Section 524(g). While there is a theoretical possibility that the Injunction would not apply to future lead-related claimants because lead-related claims are not addressed in Section 524(g), the Company believes that the Injunction would be upheld and enforced against lead-related claimants if challenged. That belief is based on the fact that the Bankruptcy Court and Ohio District Court, in confirming the Plan and entering the Injunction, specifically ruled that Section 524(g) does not prohibit channeling of non-asbestos related claims along with asbestos-related claims. In the event that Section 524(g) does not operate to protect the Injunction's channeling of lead-related claims, such channeling could be upheld as a necessary or appropriate order under Section 105(a) of the Bankruptcy Code. Although the filing of future lead-related lawsuits cannot be predicted, the Company believes that this risk is limited because to date, only approximately 125 lead-related claims have been asserted against the Company (as compared to the tens of thousands of asbestos-related claims asserted against the Company).

     On and shortly after the Consummation Date, the Company made distributions (the "Initial Distribution") under the Plan totaling approximately $800 million in cash, common stock and debt securities (including the approximately $730 million contributed to the PI Trust, $3.0 million set aside for the PD Trust and the remainder in connection with various other allowed claims including the environmental claims described below). Final distributions under the Plan will not be made until all remaining unresolved claims (other than asbestos-related and lead-related claims) are resolved (the "Final Distribution"). Two claims asserted during the chapter 11 proceeding remain unresolved, an environmental claim and a product liability claim. As of November 30, 1998, the Company recorded a reserve on the Company's balance sheet in the amount of approximately $11.1 million for the Final Distribution (the "Final Distribution Reserve"). Although there can be no assurance as to the amount required to resolve the remaining claims, the Company expects those claims, together with any other claims not paid in the Initial Distribution, to be resolved, exclusive of administrative expenses, for an amount not in excess of the Final Distribution Reserve.


     Although a bankruptcy plan of reorganization generally serves to resolve all claims that arose prior to the chapter 11 proceedings, courts in a number of cases have limited the types of environmental obligations that can be discharged by bankruptcy (concluding, for example, that an order to conduct an environmental clean-up of a site may not be a "claim" or that an environmental claim did not "arise" before the bankruptcy). The Company has entered into the Environmental Settlement, discussed below, which is intended to relieve the Company of the burden of defending against certain claims asserted under Environmental Laws relating to conditions occurring prior to the date of the bankruptcy petition. The Environmental Settlement also governs certain environmentally related claims that have been or may yet be asserted against the Company after the Consummation Date relating to conditions occurring prior to the date of the bankruptcy petition. See " -- Environmental Matters." Nevertheless, due to the limitations on the types of environmental obligations that can be discharged by bankruptcy, the Company may have obligations relating to historical noncompliance with environmental laws with respect to sites owned by the Company as of the Confirmation Date that were not asserted in the chapter 11 proceedings. See " -- Environmental Matters."


  (B) Other.


     On January 25, 1996, Richard Darrell Peoples, a former employee of the Company, filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statute, allegedly on behalf of the U.S. Government. The U.S. Government, which has the ability to intervene in, and take control of, a Qui Tam suit, has declined the opportunity to intervene or take control of this Qui Tam suit. The Company became aware of the suit on October 20, 1997, when it was served on the Company, after it had been unsealed. The suit involves allegations of irregularities in accounting, manufacturing and testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for the Company, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations, except for some inconsequential expense account matters. The Company, which believes that the U.S. Government did not incur any expense as a result of these matters, reported to the U.S. government the employee's allegations and the results of outside counsel's investigation. The employee also initiated a different action against the Company in 1996 for wrongful termination, in which he alleged many of the same acts complained of in the Qui Tam suit. That action was dismissed with prejudice by the Missouri Court in October 1996. On June 16, 1998, the Missouri Court granted the Company's Motion to Dismiss the Qui Tam suit. The Court, however, allowed Mr. Peoples to amend his complaint. Mr. Peoples filed an amended complaint, and Company's Motion to Dismiss the Amended Complaint was denied on January 20, 1999. The Company intends to contest this suit vigorously. The Company does not believe that resolution of this suit will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in amount believed to be almost $10 million. In June 1997, the Company filed a Motion with the Bankruptcy Court seeking an order enforcing the Plan and the Confirmation Order against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and the Confirmation Order and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. The Company intends to contest this suit vigorously. The Company does not believe that resolution of this suit will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     On May 29, 1997, Therma-Tru Corporation ("Therma-Tru") sought leave to file an amended complaint (the "Amended Complaint") adding the Company as a defendant in a suit filed by Therma-Tru in January 1997 (the "Therma-Tru suit") against Pease Industries, Inc. ("Pease") in the United States District Court for the Eastern District of Michigan (the "Michigan Court"). The Therma-Tru suit involves allegations of infringement by Pease for doors manufactured by Pease using fiber-reinforced plastic exterior skins supplied by the Company or its successor. In June 1997, the Company filed a Motion with the Bankruptcy Court seeking an order enforcing the Plan and the Confirmation Order against Therma-Tru, and enjoining the Therma-Tru suit from going forward as against the Company. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Amended Complaint would violate the Confirmation Order only insofar as the Amended Complaint seeks relief for acts of the Company preceding the Confirmation Date. The Bankruptcy Court did not enjoin the prosecution of the Amended Complaint insofar as it related to acts of the Company after the Confirmation Date. Therma-Tru has appealed the Bankruptcy Court's decision with regard to the Company's acts prior to the Confirmation Date. That appeal remains pending. On September 15, 1997, Therma-Tru filed a separate amended complaint in the Therma-Tru suit adding Cambridge Industries, Inc. ("Cambridge") as an additional defendant. Cambridge was the purchaser of the Company's former Plastics Division and the Company is obligated to defend the Therma-Tru suit as it relates to Cambridge pursuant to an indemnity the Company gave to Cambridge when the Company sold its Plastics Division. That indemnity was for any door skins sold through October 31, 1997, that were later found to infringe on the Therma-Tru patent. The Company is vigorously defending the Therma-Tru suit as it proceeds against both the Company and Cambridge for sales of door skins after the Confirmation Date. The Company does not believe that resolution of this suit will have a material adverse effect on the Company's financial condition results of operations or cash flows.

     The Company is also involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  (C) Environmental Matters.

     During the pendency of the chapter 11 proceedings, the Company entered into a settlement agreement (the "Environmental Settlement") with the United States Environmental Protection Agency (the "EPA"), the United States Department of the Interior and the states of Arizona, Michigan and Oklahoma (together, the "Settling Parties"), addressing all known and unknown environmentally-related claims that were or could have been asserted by those entities against the Company in the bankruptcy proceeding. The Environmental Settlement resolved the majority of the approximately 1,100 environmental liability-related claims filed against the Company in the chapter 11 proceedings. In addition to resolving those claims filed in the chapter 11 proceedings, the Environmental Settlement provided that any additional claims by the Settling Parties against the Company in connection with pre-petition activities at any site not owned by the Company (the "Additional Sites"), shall be resolved as if they had been asserted during the chapter 11 proceedings. Accordingly, if the Company is found liable or settles any Additional Site claim, payment is limited to approximately 37% of the liability or settlement amount.

     Since entering into the Environmental Settlement, the Company has received notice from one or more of the Settling Parties that the Company may have liability in connection with 21 Additional Sites. The Company may be insured for a portion of these claims. The Company believes that its potential liability at 19 of these Additional Sites is not material to the Company's financial condition, results of operations or cash flows. The remaining two Additional Sites may require significant expenditures by the Company: the Henryetta Smelter Site at Henryetta, Oklahoma, and the RSR Smelter Site at Dallas, Texas.

          Henryetta Smelter Site. The Company received a notice from the EPA in 1997, alleging liability for remediation expenses at the site of a former zinc smelting facility owned and operated by the Company at Henryetta, Oklahoma, and for the removal and disposal from surrounding residential locations of contaminated soil and gravel that originated from the facility and from other companies operating in the area. The Company operated the facility for approximately 50 years, until it was shut down in 1968. The EPA performed remedial activities at the site at a cost of approximately $6.3 million. The Company expects to settle this claim with the EPA for some portion of that amount, and has offered to settle this claim for approximately $3.8 million.

          RSR Smelter Site. The Company received a notice from the EPA in 1996, alleging that it may be a Potentially Responsible Party ("PRP") regarding liability for remediation expenses at a secondary lead smelting facility in Dallas, Texas. The Company allegedly leased the facility, which was in operation until a date in or about 1984, for a period of at least one year in the early 1950s. The EPA has conducted and continues to conduct extensive remedial activities at this site, and the EPA's total expenses may amount to $60 million or more. The Company is one of more than 1,000 PRPs identified by the EPA in connection with this site and is not identified by the EPA as one of the 14 significant PRPs. The Company and the EPA have agreed in principle to settle this claim for $2.1 million.

          The Company does not expect that its total costs associated with these sites will have a material adverse effect on the Company's financial condition, results of operations or cash flows. Because each site is an Additional Site under the Environmental Settlement, the Company will be required to pay only approximately 37% of any amount for which it may be found liable or settle the claim. The Company expects that, pursuant to the terms of the Plan, such payments will be credited against the Final Distribution.

     The Company is undertaking remedial actions at a number of its current and former facilities and properties which are not covered under the Environmental Settlement Agreement. In connection with certain sales of its assets, including the Plastics and Transicoil Divisions sold in 1997 and the Bearings Division sold in 1989, the Company has agreed to undertake remedial actions or to indemnify the respective purchasers of particular assets for certain liabilities under the Environmental Laws relating to that asset's operations or activities prior to the sale. The Company believes that neither these remedial actions nor any claims under these indemnity provisions will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company is undertaking closure and corrective actions under RCRA at two of its current permitted hazardous waste facilities. At the Joplin, Missouri, facility, consistent with the requirements of its RCRA permit, the Company is investigating the nature and extent of contamination from two closed hazardous waste impoundments and over 100 former solid waste management units formerly in use during the 130-year operating history of this property. The Company's investigation has identified areas of soil and groundwater contamination or suspected contamination, certain of which likely will require the Company to undertake remedial activities. Following completion of its investigation, the Company, in conjunction with federal and state regulators, will determine what, if any, corrective actions are appropriate at this property. At the Colorado Springs, Colorado, facility, the Company has entered into a Compliance Order on Consent with the State of Colorado's Department of Public Health and Environment effective January 28, 1999 (the "Consent Order"). Pursuant to the Consent Order, the Company will complete the closure of four former hazardous waste impoundments and evaluate appropriate remedial actions to address contaminated groundwater and soil at and around the facility. The Company does not believe that it will be assessed any penalty in connection with the remediation of these sites, although there can be no assurance that one will not be imposed.

     The Company does not believe, based on current information and taking into account reserves established for environmental matters, that costs associated with compliance with and remediation under Environmental Laws will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

                                [NOT APPLICABLE]

ITEM 6. SELECTED FINANCIAL DATA.

                                NINE MONTHS    THREE MONTHS
                                   ENDED           ENDED
                                NOVEMBER 30     FEBRUARY 28
                                    1998           1998            1997            1996            1995            1994
                                ------------   -------------   -------------   -------------   -------------   -------------
                                               PREDECESSOR A   PREDECESSOR A   PREDECESSOR B   PREDECESSOR B   PREDECESSOR B
                                                                        (UNAUDITED)
                                                        (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
Net sales(A)..................  $    645,984    $  205,842      $   906,077     $   891,287     $   848,548     $   756,741
Operating income(B)...........        15,470        11,027           45,558          62,106          63,087          58,281
Adjustment for asbestos
  litigation..................            --            --               --         502,197      (1,005,511)             --
Fresh-start revaluation(C)....            --            --               --         118,684              --              --
Interest expense..............       (36,313)       (6,940)         (31,261)         (3,083)         (1,926)         (1,809)
Income (loss) before taxes,
  extraordinary items and
  accounting changes..........       (19,064)        4,907           14,046         674,656        (934,871)         53,749
Income (loss) before
  extraordinary items and
  accounting changes..........       (14,364)          807           (3,854)        622,086        (944,171)         48,749
Extraordinary items and
  accounting changes(D).......            --            --               --       1,524,305              --              --
Net income (loss).............       (14,364)          807           (3,854)      2,146,391        (944,171)         48,749
EBITDA(E).....................        87,436        26,969          104,080          94,931          94,193          85,676
Basic earnings (loss) per
  common share:
  Income (loss) before
    extraordinary items and
    accounting change.........   (143,640.00)         0.08            (0.39)          56.34          (85.51)           4.42
  Extraordinary items and
    accounting changes........            --            --               --          138.06              --              --
  Basic earnings (loss) per
    common share..............   (143,640.00)         0.08            (0.39)         194.40          (85.51)           4.42
Weighted average number of
  common shares outstanding...           100     9,555,560       10,000,000      11,040,932      11,040,932      11,040,932
Dividends per share...........            --            --               --              --              --              --
Total assets..................       816,327           N/A          746,881         848,880         580,073         521,107
Total long-term debt(F).......       484,356           N/A          273,397         386,439          20,628          21,622

---------------

(A) Includes net sales attributed to Divested Divisions of $18,600 in the nine months ended November 30, 1998, $7,076 in the three months ended February 28, 1998, $111,294 in 1997, $159,777 in 1996, $166,082 in 1995, and $157,009
    in 1994.

(B) Operating income is not indicative of trends as the results for the nine months ended November 30, 1998 (subsequent to the Acquisition) and those of both Predecessor A and Predecessor B were derived using different bases. (See Management's Discussion and Analysis Effects of the Acquisition and Reorganization on Operations and Financial Condition.)

(C) Fresh-start revaluation gain of $118,684 reflects transactions related to emergence from bankruptcy and reorganization in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7").

(D) Reflects a gain of $1,525,540 in 1996 related to emergence from bankruptcy and reorganization in accordance with SOP 90-7 and a loss of $1,235 in 1996 due to an accounting change of the method used for computing LIFO inventories of boron, germanium and other rare metals.

(E) EBITDA as used herein is defined as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses, gain (loss) on sale of divisions, reorganization items and other non-cash charges. EBITDA is presented because management believes it is an indicator of a company's ability to service and incur debt. Includes EBITDA attributable to Divested Divisions of $446 in the nine months ended November 30, 1998, $(185) in the three months ended February 28, 1998, $4,302 in 1997, $5,543 in 1996, $11,252 in 1995 and $12,898 in
    1994.

(F) Long-term debt of $62,000 in 1995 and 1994 was included in liabilities subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  Results of Operations

     The following table sets forth certain sales and operating data, net of all inter-segment transactions for the Company's businesses for the periods indicated:

                                          NINE MONTHS     THREE MONTHS        YEAR ENDED NOVEMBER 30,
                                             ENDED            ENDED        ------------------------------
                                         NOV. 30, 1998    FEB. 28, 1998        1996             1997
                                         -------------    -------------    -------------    -------------
       (IN MILLIONS OF DOLLARS)                           PREDECESSOR A    PREDECESSOR A    PREDECESSOR B
Net sales by segment:
  Automotive...........................     $330.6           $103.7           $435.2           $439.6
  Machinery............................      201.8             64.4            270.8            257.6
  Industrial...........................      113.6             37.7            200.1            194.1
                                            ------           ------           ------           ------
          Total........................     $646.0           $205.8           $906.1           $891.3
                                            ======           ======           ======           ======
EBITDA(1) by segment:
  Automotive...........................     $ 49.6           $ 15.4           $ 59.4           $ 57.7
  Machinery............................       29.6              7.7             30.6             28.7
  Industrial...........................       23.2              6.7             29.8             27.8
  Corporate overhead...................      (15.0)            (2.8)           (15.7)           (19.3)
                                            ------           ------           ------           ------
          Total........................     $ 87.4           $ 27.0           $104.1           $ 94.9
                                            ======           ======           ======           ======

---------------

(1) For these purposes, EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses in 1998, gain (loss) on sale of divisions, reorganization items in 1996 and certain non-cash charges.

EFFECTS OF THE ACQUISITION AND REORGANIZATION ON OPERATIONS AND FINANCIAL CONDITION

     The Acquisition of Eagle-Picher Industries, Inc. ("Company") by Eagle-Picher Holdings, Inc. ("Parent") was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets acquired was allocated to excess of acquired net assets over cost, which is being amortized over 15 years. The reorganization value in excess of amounts allocable to identifiable assets, which was the intangible asset created during the Company's emergence from bankruptcy (described below), was assigned no value. Consequently, the results of operations after the Acquisition are not comparable to those in the three months ended February 28, 1998 and in 1997 ("Predecessor A") primarily due to depreciation being calculated on an increased asset base and the difference in amortization of the intangible assets.

     Upon emergence from bankruptcy on November 29, 1996 ("Reorganization"), the Company applied the "fresh-start" provisions of the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, the assets and liabilities of the Company were restated at their fair value and a valuation of equity was made based on the appraised reorganization value of the business. The reorganization value in excess of amounts allocable to identifiable assets was capitalized and amortized using a four year life. Consequently, results of operations in 1996 ("Predecessor B") and 1997 are not comparable, primarily due to the increased depreciation on the property plant and equipment and amortization of the reorganization value in excess of amounts allocable to identifiable assets resulting from the fresh-start adjustments.

     Interest expense was minimal in 1996 because interest expense was not recorded on unsecured debt or undersecured debt during the duration of the bankruptcy proceedings. Interest expense increased by $28.2 million in 1997, primarily due to the debt issued to the PI Trust and unsecured creditors upon the Company's emergence from bankruptcy. Any of the debt that had been issued when the Company emerged from bankruptcy that was still outstanding was repaid at the time of the Acquisition. Interest expense increased substantially in 1998, after the Acquisition, due to the issuance of debt totaling $524.1 million related to the Acquisition.

     Adjusting the assets and liabilities to fair value in the Reorganization resulted in the fresh-start revaluation gain of $118.7 million in 1996. Other reorganization items in 1996 were the costs of the reorganization process, net of the interest income earned on accumulated cash balances.

     The plan of reorganization which was approved by the Bankruptcy Court, included a settlement of $2.0 billion for the Company's aggregate liability on account of present and future asbestos-related personal injury claims. An adjustment of $502.2 million was made to the consolidated financial statements in 1996 to reflect this settlement. The order confirming the Plan contains a permanent injunction which precludes holders of present or future asbestos or lead-related personal injury claims from pursuing their claims against the reorganized Company. Those claims will be channeled to the PI Trust, which is an independently administered qualified settlement trust established to resolve and satisfy those claims.

     The Company's Reorganization resulted in an extraordinary gain of $1.5 billion on the discharge of pre-petition liabilities, including the asbestos liability. The value of consideration distributed and expected to be distributed to the PI Trust and other unsecured creditors is approximately 37% of the amount of the allowed claims.

     In 1997, the Company received Federal tax refunds totaling $69.1 million resulting from net operating losses ("NOL's") carried back to recover taxes paid in prior years. The majority of the NOL's were created when the Company contributed cash and securities to the PI Trust in the Reorganization. Losses remaining after the carryback were carried forward to reduce taxable income in future years and were capitalized at the statutory rates as deferred tax assets. Other items that were deductible in the future, such as the debt issued in conjunction with the Company's Reorganization which was deductible when it was repaid, were also included in deferred tax assets which totaled $128.5 million at November 30, 1996. These deferred tax benefits were used to reduce taxable income (and, as a result, income taxes paid) in 1997 and the period in 1998 prior to the Acquisition. They were also used to absorb the tax gain resulting from the sale of the Company. Any of the deferred tax benefits that were not absorbed by Predecessor A in 1997, the period in 1998 prior to the Acquisition or by the tax gain on the transaction itself were lost and are not available to reduce taxable income of the Company going forward.

     In addition to the effects of the Acquisition and the Reorganization, another factor affecting comparability of operations is the sale of the Plastics, Transicoil and Fabricon Products Divisions in 1997. The Company also contributed the assets of its former Suspension Systems Division to Eagle-Picher-Boge, L.L.C., a joint venture in which the Company had a 45% interest, in 1997. In 1998, the majority partner exercised its option to purchase the Company's interest in the joint venture. The Company also sold its Trim Division effective October 31, 1998, although the transaction was held in escrow until certain conditions were met in December 1998. The effects of these transactions on the results of operations were not material.

1998 COMPARED TO 1997

     Net Sales. Sales for the nine months ended November 30, 1998 and the three months ended February 28, 1998 were $646.0 million and $205.8 million, respectively, (a total of $851.8 million) compared to $906.1 million for the year ended November 30, 1997, a decrease of 6.0% for the year. However, sales for the years ended November 30, 1998 and 1997 were $826.1 million and $794.8 million, respectively, or an increase of 3.9%, after excluding the Divested Divisions (Plastics, Transicoil, Fabricon Products, Trim, Suspension Systems and the Orthane divisions). Net sales for the Automotive Group, excluding those of Divested Divisions, increased 11.6%. The increase in sales is due to a strong automotive build in North America and increased market penetration of precision-machined transmission and drive train components and multi-layer fuel transfer systems, many of which are used in light trucks, vans and sport utility vehicles, the popularity of which remains strong. Since the 1980's, original equipment manufacturers ("OEM's") such as the Ford Motor Company and the General Motors Corporation ("GM") have been outsourcing an increasing percentage of their production requirements. OEM's benefit from outsourcing because outside suppliers generally have significantly lower cost structures and can assist in shortening development periods for new products. The Company expects to continue to benefit from the trend toward outsourcing. In the Machinery Group, net sales increased 3.2%, excluding net sales of Divested Divisions. Increases in demand for construction equipment and parts and material handling equipment were partially offset by declines in demand for special purpose batteries due to the completion of a major satellite project late last year. In the Industrial Group, net sales, excluding net sales of Divested Divisions, declined 11.3%. The decrease in sales is due primarily to the decreased sales of the metal germanium. Sales of germanium products have been affected by lower market prices which resulted from increased supplies, the completion of a major satellite project and the increased use of recycled germanium by the Company's customers. Customers have increased their recycling of germanium in response to sharp increases in germanium prices which took place in 1996. Revenues have declined since the Company has shifted more toward being a toll refiner of germanium rather than a buyer and seller of the material.

     Cost of Products Sold. Cost of products sold (excluding depreciation expense) was $503.0 million for the nine months ended November 30, 1998 and $162.8 million for the three months ended February 28, 1998 (a total of $665.8 million) compared to $725.0 million in 1997. Excluding the cost of products sold of Divested Divisions, cost of products sold as a percentage of net sales was 77.8% in 1998 and 78.7% in 1997. Reasons for the decline include improved performance at certain start-up operations, increased efficiencies and changes in product mix involving the special purpose batteries.

     Since the Company expects strong price pressure to continue across all product lines, particularly in the Automotive Group, the Company will continue to pursue productivity improvements and material cost reductions to mitigate such price pressure.

     Selling and Administrative. Selling and administrative expenses were $58.5 million and $17.1 million in the nine months ended November 30, 1998 and the three months ended February 28, 1998, respectively (a total of $75.6 million), compared to $77.1 million in 1997. Excluding the Divested Divisions, these expenses increased 5.1% from $69.4 million in 1997 to $72.9 million in 1998. Besides a general increase due to activity relating to increased sales volumes, items contributing to the increase of selling and administrative expenses include management fees now payable to Granaria Holdings B.V. and a retention program for mid-level managers.

     Management Compensation -- Special. The special management compensation expenses are one-time items related to the Acquisition. See Executive Compensation.

     Depreciation and Amortization. See comments above regarding the effects of the Acquisition.

     EBITDA. Due to the increased depreciation and amortization resulting from the Acquisition, a comparison of 1997 and 1998 operating income is not meaningful. The Company's EBITDA, as defined above, was $87.4 million in the nine months ended November 30, 1998 and $27.0 million in the three months ended February 28, 1998 (a total of $114.4 million), compared to $104.1 million for the year ended November 30,1997, an increase of $10.3 million or 9.9%. However, EBITDA for the years ended November 30, 1998 and 1997 was $114.1 million and $99.9 million, respectively, or an increase of 14.2%, after excluding the Divested Divisions.

     The EBITDA of the Automotive Group, excluding Divested Divisions, increased 10.8%. The increased volumes of sales described above resulted in better absorption of fixed costs and EBITDA increased accordingly. However, these increases were slightly offset by the impact on divisions in the Automotive Group of the strike against GM in 1998. The Trim Division, which is one of the Divested Divisions, was impacted the most significantly of the divisions in the Automotive Group by the strike. EBITDA for the Machinery Group, excluding Divested Divisions, increased 27.2% from 1997 to 1998. Although volumes of special purpose batteries declined in 1998, a shift in product mix contributed to the increase in EBITDA. Other contributing factors include the increase in volumes at the operations manufacturing construction and material handling equipment. The increase in EBITDA of the Industrial Group, excluding results of Divested Divisions, was 7.2%. Although net sales of germanium products have declined, margins on these products have remained consistent.

     Interest Expense. Interest expense was $36.3 million in the nine months ended November 30, 1998 and $6.9 million in the three months ended February 28, 1998 (a total of $43.2 million) as compared to $31.3 million in 1997. The increase is due to the increased debt related to the Acquisition as discussed above.

1997 COMPARED TO 1996

     Net Sales. The Company's net sales increased $14.8 million, or 1.7%, from $891.3 million in 1996 to $906.1 million in 1997. Included are sales of the Divested Divisions which, if excluded for both periods, would reflect an increase of 8.6%. In 1996 and 1997, the Divested Divisions contributed net sales of approximately $159.8 million and $111.3 million, respectively.

     Net sales for the Automotive Group, excluding Divested Divisions, increased 8.6% in 1997. The sales volume increases were primarily in precision machining and trim operations. The precision machining operations produce a variety of parts used on light trucks, vans and sport utility vehicles which have grown in popularity. Several new programs at the Trim division, which had been delayed by customers, began to reach satisfactory volumes. The Company was notified by a major customer of the Automotive Group that such customer was discontinuing certain lines of business with one of the operations. The first program was discontinued in December 1997, and other programs are being discontinued at various times through March 1999. The total amount of annual revenue these programs have contributed is $19.4 million. This revenue has been replaced by new programs currently being implemented. In the Machinery Group, sales increased 7.7%, excluding net sales by Divested Divisions. These increases were due primarily to increased demand for batteries used in satellite applications. Net sales for the Industrial Group, excluding those of Divested Divisions, increased 10.2% primarily due to increased demand for germanium products used in aerospace applications, such as solar cell substrates for satellites.

     Cost of Products Sold. Cost of products sold (excluding depreciation expense) increased by $8.1 million, or 1.1%, from $716.9 million in 1996 to $725.0 million in 1997. Excluding the cost of products sold of the Divested Divisions, cost of products sold as a percentage of net sales remained consistent at 78.7% in 1997 and 78.6% in 1996.

     Selling and Administrative. Selling and administrative expenses decreased $4.4 million, or 5.4%, from $81.5 million in 1996 to $77.1 million in 1997. Excluding the expenses of the Divested Divisions, selling and administrative expenses remained constant from 1996 to 1997.

     Depreciation and Amortization. See comments above regarding the effects of the Reorganization.

     Loss on Sale of Divisions. In 1997, the Company sold the Plastics, Transicoil and Fabricon Products divisions to fund the repayment of certain notes issued in the reorganization process. The aggregate net cash proceeds from and loss on the transactions were $39.0 million and $2.4 million, respectively. The injection molding operations of the Orthane Division were sold in 1996 for $4.2 million. The effect of this transaction on the results of operations was not material.

     EBITDA. EBITDA increased from $94.9 million in 1996 to $104.1 million in 1997, or 9.7%. If the results of the Divested Divisions are excluded, EBITDA was $89.4 million in 1996 and $99.9 million in 1997, an increase of 11.7%.

     The EBITDA of the Automotive Group, excluding Divested Divisions, increased 4.5%. The increased volumes of sales described above resulted in better absorption of fixed costs and EBITDA increased accordingly. Currency exchange differences offset volume gains in the European operations, therefore, results of these operations appeared relatively flat. The increased sales volumes of batteries accounted for the majority of the increase in EBITDA, excluding Divested Divisions, of 8.5% for the Machinery Group. Although sales of operations manufacturing heavy-duty forklift trucks and construction equipment were flat, these operations posted operating gains due to increased efficiencies which also contributed to increased EBITDA. The increase in EBITDA of the Industrial Group, excluding results of Divested Divisions, was 8.2%, due primarily to the strength of demand for germanium products. The price of germanium itself stabilized in 1997 after increasing sharply in 1996. In addition, the operation that processes diatomaceous earth products had increased EBITDA due to non-recurring charges taken in 1996.

     Interest Expense. Interest expense increased by $28.2 million from $3.1 million in fiscal year 1996 to $31.3 million in 1997 for reasons discussed above related to the effects of the Reorganization on the Company's results.

  Financial Condition

OPERATING ACTIVITIES

     Cash flows provided by operations in the nine months ended November 30, 1998 were $75.5 million and cash flows used in operations in the three months ended February 28, 1998 were $9.1 million, for a net total of cash provided from operations of $66.4 million in 1998. Comparable amounts in 1997 and 1996 were cash provided by operations of $147.9 million and $72.9 million, respectively. In 1997, $69.1 million of the $147.9 million resulted from the tax refund due to NOL carrybacks previously discussed. Cash flows provided by operations in 1997, excluding the tax refund, were $78.8 million.

     EBITDA was $87.4 million in the nine months November 30, 1998, $27.0 million in the three months ended February 28, 1998 (totaling $114.4 million in 1998), $104.1 million in 1997 and $94.9 million in 1996. EBITDA, as defined above, with certain adjustments, could be used as an approximation of cash flows provided by operations before interest and taxes. The following table set forth a reconciliation of EBITDA to cash provided by (used in) operations for the years ended November 30:

                  (DOLLARS IN MILLIONS)                     1998      1997     1996
                  ---------------------                    ------    ------    -----
EBITDA per above.........................................  $114.4    $104.1    $94.9
Management compensation -- special.......................   (28.9)       --       --
Interest paid............................................   (35.3)    (31.0)    (2.8)
Income taxes paid -- net.................................    (3.1)     (4.3)   (17.3)
Proceeds from insurance settlements......................    14.8        --       --
Working capital and other................................     4.5      10.0     (1.9)
                                                           ------    ------    -----
Cash provided by operating activities (net of tax refund
  in 1997)...............................................  $ 66.4    $ 78.8    $72.9
                                                           ======    ======    =====

     In 1998, the management compensation is related to the Acquisition and is non-recurring. (See Executive Compensation.) Interest paid increased in 1997 due to the Reorganization and in 1998 due to the Acquisition as previously discussed. Income taxes paid declined in 1997 due to the NOL's resulting from the Reorganization that were available to reduce taxable income as previously discussed. These NOL's were available only through the Acquisition date in 1998 and are not available to the Company on a going forward basis. The proceeds from insurance settlements in 1998 related to pre-Acquisition contingencies. In 1998, the increase in cash provided by operating activities attributable to working capital was due primarily to the use of cash in an employee benefits trust to pay for such benefits, rather than using the Company's cash. This resulted in a decrease in the use of cash to the Company of approximately $8.0 million. The difference is attributable to increases in working capital due to growth of the business. In 1997, the increase in cash provided by operating activities attributable to working capital was due to certain divisions being able to negotiate better terms on their accounts payable after emerging from bankruptcy.

INVESTING ACTIVITIES

     Capital expenditures totaled $32.0 million in year ended November 30, 1998. These expenditures included small expansions to plants that manufacture construction machinery and bulk pharmaceuticals, equipment needed for new programs in the Automotive Group and maintenance capital. Capital expenditures were $51.3 million in 1997. Major additions included two new plants to manufacture precision-machined parts, one in Manchester, Tennessee and the other in Tamworth, England. Construction on the new diatomaceous earth processing unit in Vale, Oregon, which commenced in 1996, was completed in 1997. Capital expenditures were $45.0 million in 1996. In addition to amounts spent on construction of the facility in Vale, Oregon in 1996 and the addition of a new coating line for the manufacture of gasket materials in 1995, significant expenditures have been made in recent years to increase machine capacity at existing facilities or improve processes, particularly in the Automotive Group. The Company does not have any plans for major expansions to existing facilities in the short-term.

     The Company has signed a letter of intent to acquire the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary is Carpenter Enterprises, Ltd. ("Carpenter"), a manufacturer of precision-machined automotive parts, for approximately $41.0 million in cash. It is expected that Carpenter will have approximately $32.0 million of debt at the closing, of which $20.0 million will be refinanced from the Company's revolving credit facility and the remainder will be assumed. The Acquisition will be accounted for as a purchase. The transaction is expected to be consummated at the end of the first quarter of 1999, subject to the results of a due diligence investigation and various conditions including negotiation of a mutually acceptable stock purchase agreement.

     The Company sold its Trim Division as of October 31, 1998, however the transaction remained in escrow until certain conditions were met in December 1998. At that time, the Company received $12.4 million cash and a $2.1 million note due in 2000 which is secured by a first mortgage on the real estate. In 1997, The Company contributed the assets of its former Suspension Systems Division to Eagle-Picher -- Boge, L.L.C., a joint venture in which the Company had a 45% interest, and received a note from the joint venture in the amount of $2.8 million. In 1998, the majority partner exercised its option to purchase the Company's interest in the joint venture. At that time, the note was also repaid resulting in proceeds totaling $7.9 million. The Company sold the Plastics, Fabricon Products and the Transicoil Divisions in 1997. The net cash proceeds of these transactions, totaled $39.0 million. The injection molding operations of the Orthane Division were sold in 1996 for $4.2 million.

     The Company intends to sell its Ross Aluminum Division. The Company anticipates the transaction would close late in the second quarter of 1999. The Company does not anticipate a loss on this transaction. No other divestitures have been announced or committed to at this time.

FINANCING ACTIVITIES

     To finance the Acquisition, the Company issued $180.0 million in common stock to the Parent. The Company also issued $220.0 million of publicly traded senior subordinated notes and borrowed $225.0 million in term loans and $79.1 million in revolving loans under a syndicated senior bank loan facility ("Credit Agreement"). At the time of the Acquisition, the Company repaid the $250.0 million Senior Sinking Fund Debentures that had been issued to the PI Trust at the time of the Reorganization.

     As of November 30, 1998, $5.2 million of the term loans had been repaid. In 1999, scheduled payments of the term loans are $10.3 million, however, the Credit Agreement requires the Company to make mandatory prepayments of 60% of annual excess cash flow as defined by the Credit Agreement, the net proceeds from sales of assets (subject to certain conditions), the net proceeds of new debt issued and 50% of the net proceeds of any equity securities issued. Pursuant to these terms, the Company will make additional payments on the term loans of $8.5 million in the first quarter of 1999. Scheduled payments under the Credit Agreement for 2000 and 2001 are $15.3 million and $20.3 million, respectively.

     The Company's revolving credit facility ("Facility") under the Credit Agreement is $160.0 million and is available for both borrowings and the issuance of letters of credit. At November 30, 1998, the Company had outstanding borrowings and letters of credit under the Facility of $19.8 million and $26.3 million, respectively, leaving the Company with available borrowing capacity of $113.9 million. Subsequent to November 30, 1998, all borrowings under the Facility have been repaid. However, it is anticipated that more than $60.0 million would be drawn to finance the Carpenter acquisition. In addition, in the first quarter of 1999, it is anticipated the Company will issue approximately $14.0 million in additional letters of credit associated with existing environmental remediation that are necessitated by financial assurance requirements set forth by the United States Environmental Protection Agency. While these transactions will significantly reduce the available liquidity of the Company, the Company does not expect to need more borrowing capacity than will be available to it to fund normal operations.

     The Company's European operations also have several lines of credit totaling $28.7 million at November 30, 1998, of which $6.7 million was borrowed, leaving $22.0 million in borrowing capacity at that date. These lines of credit contain financial covenants, with which the Company is in compliance. The Company believes that the European operations should generate enough cash through operations and borrowings on lines of credit to finance growth in the near-term.

     The Company used the proceeds of the tax refunds totaling $69.1 million received in 1997 to redeem the $69.1 million Tax Refund Notes which were issued to the PI Trust in connection with the Reorganization. The $50.0 million of Divestiture Notes, which were issued to the PI Trust and other unsecured creditors in connection with the bankruptcy, were also repaid in 1997, primarily with the proceeds from the divestiture of divisions. In addition, secured notes totaling $6.8 million at November 30, 1996 were repaid in full in 1997 due, in certain cases, to the sale of the assets which secured the notes. The Company issued an $8.0 million Industrial Revenue Bond to finance the new facility in Manchester, Tennessee and incurred $5.0 million debt in Europe to finance expansion activities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $13.7 million at November 30, 1998 compared to $53.7 million and $32.7 million at November 30, 1997 and 1996, respectively. The Company estimates that it needs approximately $10.0 million to $12.0 million in cash for operations. The Company's liquidity needs are primarily for debt service and capital maintenance. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

  Other

YEAR 2000 READINESS DISCLOSURE

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

     Due to the diverse nature of the Company's operations, each operating division has its own discrete computer systems. The Company currently has a Year 2000 program in place which includes a comprehensive review to identify areas of concern in each of the systems affected by the Year 2000 issue and follows up with design and implementation of measures to address those issues. The Company is assessing its information technology systems such as business computing systems, end user computer systems and technical infrastructure, as well as embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments also include the Company's products and evaluations of the readiness of its suppliers and service providers.

     The Company's Year 2000 program involves a five step process applied to each of eight different application areas within each operation, and at the corporate level. The Company first inventories areas of potential risk based on a comparison to guidelines published by the Automotive Industry Action Group ("AIAG"). Each component identified in the inventory is then evaluated for its risk of failure and the impact of potential failure to the Company's operations and its customers. Once the risks are assessed, remediation is commenced. Options for remediation may include replacement, modification or continued use depending on information gathered during the inventory and assessment stages. The remediated system is then tested and reviewed before the determination is made as to the readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of Year 2000 issues.

     Most of the Company's divisions have completed the inventory and assessment phases and are working on remediation and testing. The remaining divisions have the inventory and assessment phases underway. The Company expects that all divisions will have completed the inventory and assessment phases by March 31, 1999 and will have implemented initial remediation attempts and testing thereof by June 30, 1999. The final step of the program is review by the Company's outside consultant for Year 2000 readiness, a review that is ongoing. The Company maintains a record of its progress to date for each of its domestic divisions, and publishes those reports on its web site at www.epcorp.com.

     The Company's remaining costs to remediate the Year 2000 problem are not expected to exceed $3.5 million. Of this amount, approximately $1.0 million will be spent in the form of capital for systems replacement and approximately $1.5 million will be incremental costs. The remaining costs relate to the redeployment of the Company's existing resources to assess and remediate the Year 2000 problem. Projects being deferred by this issue include items such as system enhancements that would improve performance or functionality. To date, the Company estimates it has spent approximately $2.5 million in assessing and remediating the Year 2000 problem, of which $1.0 million was for capital equipment, $.8 million related to incremental costs and $.7 million related to the redeployment of the Company's resources.

     The Company believes its greatest risk lies within its financial computer systems and Electronic Data Interchange ("EDI") capabilities with its customers and suppliers. The Company relies on customer requirements and outside services for most of its EDI capabilities and therefore is dependent on such parties addressing Year 2000 issues. If these systems were to fail, the Company would encounter difficulty performing functions such as compiling financial data, invoicing customers, accepting electronic customer orders or informing customers of shipment electronically. While some of these functions could be performed manually, the Company presently is not certain what the extent of the impact on operations would be. There is also risk associated with certain suppliers, including utility companies, over which the Company has little control.

     The Company is presently working on contingency plans on a case by case basis to address issues related to potential failures of critical systems due to Year 2000 problems identified in the risk assessment phase, and it expects to have those plans in place by May 31, 1999. The Company believes that the most likely worst case scenario will be limited to isolated disruptions that will affect individual business processes, facilities, suppliers or customers for a relatively short time.

     The Company presently believes that through the planned modification to existing systems and conversion to new systems, as well as ongoing correspondence with suppliers and customers, the Year 2000 issue will not materially impair the Company's ability to conduct business.

EURO CONVERSION

     On January 1, 1999, eleven members of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing local currencies and the euro. During the transition period, which runs from January 1, 1999 through December 31, 2002, transactions may take place using either the euro or a local currency. However, conversion rates will no longer be computed directly from one local currency to another, but be converted from one local currency into an amount denominated in euro, then be converted from the euro denominated amount into the second local currency. On July 1, 2002, the local currencies will no longer be legal tender for any transactions.

     The Company has both operating divisions and domestic export customers located in Europe. In 1998, combined revenues from these sources were approximately 15% of total revenues. The Company has operations in Germany, the Netherlands, France and Spain, which are participating in the euro conversion, and the United Kingdom, which has elected not to participate at this time. The affected operations plan to make the euro the functional currency sometime during the transition period, although certain of the Company's European operations have already entered into euro-based transactions, such as bank borrowing and collection of accounts receivable.

     It is difficult to assess the competitive impact of the euro conversion on the Company's operations, both in Europe and in the United States. In markets where sales are made in U.S. dollars, there may be pressures to denominate sales in the euro, however, exchange risks resulting from these transactions could be mitigated through hedging. Pressures to price products in euro may be more urgent for operations located in the United Kingdom, particularly in the automotive industry, as the European automotive industry is somewhat dominated by German companies. The currency risk to the operations located in the United Kingdom could also be hedged, however the risk is greater on a regional level that the hedging could result in additional costs that could harm the cost competitiveness of those operations. It is not anticipated that changes to information technology and other systems which are necessary for the euro conversion will be material. The Company is currently assessing the impact the euro conversion may have on items such as taxation and other issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The following three new accounting standards will be effective for the fiscal year ended November 30, 1999:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement requires the Company to report the components of comprehensive income, a measure of performance that includes all non-owner sources of changes in equity, such as unrealized gains and losses on securities available for sale and foreign currency translation adjustments.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions, regardless of how a company defines its operating segments.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard does not change the measurement or recognition of those plans, but standardizes disclosure requirements for such plans.

     The Company believes that although these standards may require expanded disclosure for the Company's consolidated financial statements, the impact of these standards is not expected to be material.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for gains and losses resulting from changes in the fair value of a derivative depends on the its intended use and the resulting designation. The provisions of this statement are effective for the first quarter of the fiscal year ending November 30, 2000. The Company has not yet determined the impact this statement will have on its financial position or the results of its operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Such forward looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers; the ability of the Company to successfully implement productivity improvements, cost reduction initiatives and facilities expansion; the ability of the Company to develop, market and sell new products and the ability of the Company to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-K are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk, including changes in interest rates, currency exchange rates, and commodity prices. To manage the volatility relating to these exposures, the Company enters into hedging instruments pursuant to the Company's policies. The financial impacts of these instruments are offset by corresponding changes in the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

  Interest Rate Management

     The Company's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company has entered into an interest rate swap, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount of $150.0 million. This swap is designed to hedge a majority of the underlying Term Loan Facility ($219.8 million balance at November 30, 1998). For all interest rate hedges, the rate differential is reflected in current interest expense over the life of the swaps.

     The remaining $69.8 million of the Term Loan Facility bears interest at the variable rates described in Note F to the Consolidated Financial Statements. In addition, the Company has a Revolving Loan Facility with a balance at November 30, 1998 of $19.8 million which also bears interest at the variable rates described in Note F to the Consolidated Financial Statements. Accordingly, the combined effect of a 1% increase in an applicable index rate would result in additional interest expense of approximately $.9 million per year.

     The following table presents information for all dollar-denominated interest rate instruments. In addition, the Company has several working capital facilities denominated in deutchmark and pound sterling (see Note F to the Consolidated Financial Statements). The fair value presented below approximates the cost to settle the outstanding contract.

                                                                     EXPECTED MATURITY DATE
                                           --------------------------------------------------------------------------
                                           1999    2000    2001     2002    2003    THEREAFTER    TOTAL    FAIR VALUE
                                           ----    ----    -----    ----    ----    ----------    -----    ----------
                                                                    (IN MILLIONS OF DOLLARS)
LIABILITIES
Long-Term Debt
  Variable Rate Debt ($).................  18.8    15.3     20.3    25.3    21.6      156.3       257.6      257.6
    Average Interest Rate................  6.83%   6.65%    6.50%   6.44%   6.53%      6.99%       6.65%
  Fixed Rate ($).........................   --      --        --     --      --       220.0       220.0      206.6
    Average Interest Rate................  9.38%   9.38%    9.38%   9.38%   9.38%      9.38%       9.38%
INTEREST RATE DERIVATIVES
Interest Rate Swaps
  Variable to Fixed ($)..................   --      --     150.0     --      --          --       150.0      (2.5)
    Average Pay Rate.....................  5.81%   5.81%    5.81%                                  5.81%
    Average Receive Rate.................  5.03%   5.03%    5.03%                                  5.03%

  Currency Rate Management

     The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The major foreign currency exposures involve the markets in Western Europe. The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with: (1) foreign currency purchases of materials and other assets; (2) foreign currency sales of goods; and (3) intercompany purchase transactions. The Company utilizes forward exchange contracts with duration of generally less than 12 months.

     Gains and losses related to hedges of foreign currency firm commitments or anticipated transactions are included in the basis of the underlying transactions. To the extent an anticipated transaction is no longer likely to occur, the related hedge is closed with gains or losses charged to earnings on a current basis.

     In the cases of (1) and (2) above, the Company places contracts on a transaction-by-transaction basis matching foreign currency supply with requirements. As such, the Company believes these contracts to be perfected hedges. In the case of (3) above, the Company has several foreign operations that purchase material from domestic divisions. The Company will place foreign exchange contracts to cover a portion of anticipated yearly purchase requirements for these foreign operations. At year end the Company had foreign currency instruments of this type in notional amounts totaling $9.2 million. Gains or losses on these instruments were not material.

  Credit Risk

     Credit risk arising from the inability of a counterparty to meet the terms of the Company's financial instrument contracts is generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company. It is the Company's policy to enter into financial instruments with a diversity of creditworthy counterparties. Therefore, the Company does not expect to incur material credit losses on its risk management or other financial instruments.

ITEM 8. FINANCIAL STATEMENTS
                         EAGLE-PICHER INDUSTRIES, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                        THREE MONTHS
                                        NINE MONTHS         ENDED           YEAR ENDED NOVEMBER 30,
                                           ENDED        FEBRUARY 28,     ------------------------------
                                        NOVEMBER 30,        1998             1997             1996
                                            1998        PREDECESSOR A    PREDECESSOR A    PREDECESSOR B
                                        ------------    -------------    -------------    -------------
                                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Net Sales.............................  $    645,984      $205,842         $906,077        $  891,287
                                        ------------      --------         --------        ----------
OPERATING COSTS AND EXPENSES
Cost of products sold (exclusive of
  depreciation shown separately
  below)..............................       502,973       162,796          725,010           716,926
Selling and administrative............        58,460        17,141           77,109            81,505
Management compensation -- special....        26,808         2,056               --                --
Depreciation..........................        29,926         8,983           39,671            30,338
Amortization of intangibles...........        12,317         3,839           16,318               412
Loss on sale of divisions or assets...            30            --            2,411                --
                                        ------------      --------         --------        ----------
                                             630,514       194,815          860,519           829,181
                                        ------------      --------         --------        ----------
OPERATING INCOME......................        15,470        11,027           45,558            62,106
Adjustment for asbestos litigation....            --            --               --           502,197
Provision for other claims............            --            --               --            (4,244)
Interest expense (contractual interest
  of $9,889 in 1996)..................       (36,313)       (6,940)         (31,261)           (3,083)
Other income (expense)................         1,779           820             (251)            1,345
                                        ------------      --------         --------        ----------
INCOME (LOSS) BEFORE REORGANIZATION
  ITEMS, TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE..............................       (19,064)        4,907           14,046           558,321
Fresh start revaluation...............            --            --               --           118,684
Reorganization items..................            --            --               --            (2,349)
                                        ------------      --------         --------        ----------
INCOME (LOSS) BEFORE TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE.........       (19,064)        4,907           14,046           674,656
INCOME TAXES (BENEFIT)................        (4,700)        4,100           17,900            52,570
                                        ------------      --------         --------        ----------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE...................       (14,364)          807           (3,854)          622,086
EXTRAORDINARY ITEM -- GAIN ON
  DISCHARGE OF PRE-PETITION
  LIABILITIES.........................            --            --               --         1,525,540
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INVENTORIES..........            --            --               --            (1,235)
                                        ------------      --------         --------        ----------
  NET INCOME (LOSS)...................  $    (14,364)     $    807         $ (3,854)       $2,146,391
                                        ============      ========         ========        ==========
BASIC EARNINGS (LOSS) PER COMMON
  SHARE:
  INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE................  $(143,640.00)     $    .08         $   (.39)       $    56.34
  EXTRAORDINARY ITEM -- GAIN ON
     DISCHARGE OF PRE-PETITION
     LIABILITIES......................            --            --               --            138.17
  CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING FOR INVENTORIES.......            --            --               --              (.11)
                                        ------------      --------         --------        ----------
BASIC EARNINGS (LOSS) PER COMMON
  SHARE...............................  $(143,640.00)     $    .08         $   (.39)       $   194.40
                                        ============      ========         ========        ==========

          See accompanying notes to consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30

                                                                              1997
                                                                1998      PREDECESSOR A
                                                              --------    -------------
                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $ 13,680      $ 53,739
Receivables, less allowances of $1,529 in 1998 and $1,614 in
  1997......................................................   144,844       133,952
Inventories.................................................    88,873        92,196
Prepaid expenses............................................     8,338         8,290
Deferred income taxes.......................................    10,851        13,793
                                                              --------      --------
          Total Current Assets..............................   266,586       301,970
                                                              --------      --------
PROPERTY, PLANT AND EQUIPMENT
Land and land improvements..................................    18,288        19,832
Buildings...................................................    62,868        65,289
Machinery and equipment.....................................   182,003       173,909
Construction in progress....................................    15,902        20,817
                                                              --------      --------
                                                               279,061       279,847
Less accumulated depreciation...............................    30,524        36,309
                                                              --------      --------
          Net Property, Plant and Equipment.................   248,537       243,538
                                                              --------      --------
DEFERRED INCOME TAXES.......................................        --        98,991
                                                              --------      --------
EXCESS OF ACQUIRED NET ASSETS OVER COST, net of accumulated
  amortization of $12,300...................................   228,910            --
                                                              --------      --------
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO
  IDENTIFIABLE ASSETS, net of accumulated amortization of
  $16,284 in 1997...........................................        --        48,837
                                                              --------      --------
OTHER ASSETS................................................    72,293        53,545
                                                              --------      --------
          TOTAL ASSETS......................................  $816,326      $746,881
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30

                                                                               1997
                                                                1998      PREDECESSOR A
                                                              ---------   --------------
                                                              (IN THOUSANDS OF DOLLARS,
                                                                EXCEPT PER SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $ 50,307       $ 52,886
Compensation and employee benefits..........................    32,761         22,630
Long-term debt - current portion............................    25,173          3,403
Income taxes................................................     6,282          2,294
Reorganization items........................................    12,480         13,128
Other accrued liabilities...................................    29,019         19,661
                                                              --------       --------
          Total Current Liabilities.........................   156,022        114,002
                                                              --------       --------
LONG-TERM DEBT, less current portion........................   459,183        269,994
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................    17,590         21,681
DEFERRED INCOME TAXES.......................................     8,304             --
OTHER LONG-TERM LIABILITIES.................................     7,229          5,087
                                                              --------       --------
          TOTAL LIABILITIES.................................   648,328        410,764
                                                              --------       --------
SHAREHOLDER'S EQUITY
Common stock - no par value: authorized 20,000,000 shares;
  issued and outstanding 100 and 10,000,000 shares..........   180,005        341,807
Deficit.....................................................   (14,364)        (3,854)
Foreign currency translation gain (loss)....................     2,357         (1,836)
                                                              --------       --------
          TOTAL SHAREHOLDER'S EQUITY........................   167,998        336,117
                                                              --------       --------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY........  $816,326       $746,881
                                                              ========       ========

          See accompanying notes to consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS
                                                   NINE MONTHS        ENDED          YEAR ENDED NOVEMBER 30,
                                                      ENDED       FEBRUARY 28,    -----------------------------
                                                   NOVEMBER 30,       1998            1997            1996
                                                       1998       PREDECESSOR A   PREDECESSOR A   PREDECESSOR B
                                                   ------------   -------------   -------------   -------------
                                                                    (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................    $(14,364)      $    807        $ (3,854)      $2,146,391
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Changes due to reorganization activities:
          Extraordinary gain on discharge of
            pre-petition liabilities.............          --             --              --       (1,525,540)
          Fresh start revaluation................          --             --              --         (118,684)
       Adjustment for asbestos litigation........          --             --              --         (502,197)
       Provision for other claims................          --             --              --            4,244
       Cumulative effect of accounting change....          --             --              --            1,235
       Depreciation and amortization.............      44,309         12,822          55,989           30,750
       Proceeds from insurance settlements.......      14,784             --              --               --
       Loss on sale of divisions.................          --             --           2,411               --
       Changes in assets and liabilities, net of
          effects of divestitures:
            Receivables..........................       2,690         (4,705)        (14,562)          (7,664)
            Income tax refunds receivable........         736          1,024          70,695            3,535
            Inventories..........................       4,378         (2,235)         (3,393)          (6,283)
            Deferred income taxes................     (11,900)         2,600          15,700           29,170
            Accounts payable.....................       1,522         (2,787)         16,351              657
            Accrued liabilities..................      25,983         (5,488)          7,698            3,167
            Other................................       7,409        (11,121)            848           14,080
                                                     --------       --------        --------       ----------
            Net cash provided by (used in)
               operating activities..............      75,547         (9,083)        147,883           72,861
                                                     --------       --------        --------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of divisions................       7,872             --          39,007            4,248
  Capital expenditures...........................     (26,260)        (5,692)        (51,324)         (44,957)
  Other..........................................       1,770         (1,042)         (1,510)          (1,061)
                                                     --------       --------        --------       ----------
            Net cash used in investing
               activities........................     (16,618)        (6,734)        (13,827)         (41,770)
                                                     --------       --------        --------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt.....................       2,094        445,000          12,997               --
  Reduction of long-term debt....................      (5,600)      (250,360)       (126,039)          (3,198)
  Borrowings (repayments) under revolving credit
     agreement...................................     (59,275)        79,100              --               --
  Redemption of common stock.....................          --       (446,638)             --               --
  Issuance of common stock.......................          --        180,005              --               --
  Debt issuance costs............................      (1,435)       (26,062)             --               --
                                                     --------       --------        --------       ----------
            Net cash used in financing
               activities........................     (64,216)       (18,955)       (113,042)          (3,198)
                                                     --------       --------        --------       ----------
CASH PAYMENTS ON EFFECTIVE DATE OF PLAN OF
  REORGANIZATION.................................          --             --              --          (88,498)
                                                     --------       --------        --------       ----------
Net increase (decrease) in cash and cash
  equivalents....................................      (5,287)       (34,772)         21,014          (60,605)
                                                     --------       --------        --------       ----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...      18,967         53,739          32,725           93,330
                                                     --------       --------        --------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........    $ 13,680       $ 18,967        $ 53,739       $   32,725
                                                     ========       ========        ========       ==========

          See accompanying notes to consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

   NINE MONTHS ENDED NOVEMBER 30, 1998, THREE MONTHS ENDED FEBRUARY 28, 1998
                   AND YEARS ENDED NOVEMBER 30, 1997 AND 1996

                                                                         UNREALIZED       FOREIGN                       TOTAL
                                            ADDITIONAL                   GAIN (LOSS)      CURRENCY                  SHAREHOLDERS'
                                COMMON       PAID-IN                         ON         TRANSLATIONS    TREASURY       EQUITY
                                 STOCK       CAPITAL        DEFICIT      INVESTMENTS    GAIN (LOSS)      STOCK        (DEFICIT)
  (IN THOUSANDS OF DOLLARS)    ---------    ----------    -----------    -----------    ------------    --------    -------------
BALANCE NOVEMBER 30, 1995....  $  13,906     $36,378      $(2,261,289)      $333           $1,277       $(1,913)     $(2,211,308)
  Net income.................         --          --        2,146,391         --               --            --        2,146,391
  Foreign currency
    translation..............         --          --               --         --              129            --              129
  Unrealized loss on
    investment...............         --          --               --       (141)              --            --             (141)
  Cancellation of the former
    common shares per the
    Plan of Reorganization...    (13,906)    (36,378)          48,371         --               --         1,913               --
  Issuance of the new common
    shares per the Plan of
    Reorganization...........    341,807          --               --         --               --            --          341,807
  Fresh-start revaluation....         --          --           66,527       (192)          (1,406)           --           64,929
                               ---------     -------      -----------       ----           ------       -------      -----------
BALANCE NOVEMBER 30, 1996....    341,807          --               --         --               --            --          341,807
  Net loss...................         --          --           (3,854)        --               --            --           (3,854)
  Foreign currency
    translation..............         --          --               --         --           (1,836)           --           (1,836)
                               ---------     -------      -----------       ----           ------       -------      -----------
BALANCE NOVEMBER 30, 1997....    341,807          --           (3,854)        --           (1,836)           --          336,117
  Net income.................         --          --              807         --               --            --              807
  Foreign currency
    translation..............         --          --               --         --           (1,809)           --           (1,809)
  Redemption of common
    stock....................   (341,807)         --         (104,831)        --               --            --         (446,638)
  Issuance of common stock...    180,005          --               --         --               --            --          180,005
  Revaluation of net assets
    due to effects of the
    Acquisition..............         --          --          107,878         --            3,645            --          111,523
                               ---------     -------      -----------       ----           ------       -------      -----------
BALANCE FEBRUARY 28, 1998....    180,005          --               --         --               --            --          180,005
  Net loss...................         --          --          (14,364)        --               --            --          (14,364)
  Foreign currency
    translation..............         --          --               --         --            2,357            --            2,357
BALANCE NOVEMBER 30, 1998....  $ 180,005          --      $   (14,364)      $ --           $2,357       $    --      $   167,998
                               =========     =======      ===========       ====           ======       =======      ===========

          See accompanying notes to consolidated financial statements.

                         EAGLE-PICHER INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NINE MONTHS ENDED NOVEMBER 30, 1998, THREE MONTHS ENDED FEBRUARY 28, 1998 AND
                     YEARS ENDED NOVEMBER 30, 1997 AND 1996

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

A. SIGNIFICANT ACCOUNTING POLICIES

  Purchase Accounting

     Eagle-Picher Holdings, Inc. ("Parent") acquired Eagle-Picher Industries, Inc. ("Company") on February 24, 1998 ("Acquisition") (See Note B). The Company, which is the operating entity, is a wholly-owned subsidiary of the Parent, which was formed as an acquisition vehicle.

     The Acquisition was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years. If it becomes apparent that additional purchase price allocations are necessary, such adjustments would be made before February 24, 1999. It is not expected that additional adjustments would be material. A vertical black line is shown in the consolidated financial statements to separate operations after the Acquisition from those prior to the Acquisition since such financial statements have not been prepared on a comparable basis. Periods prior to the Acquisition are labeled with certain "Predecessor" designations, as described below.

  Reporting for Reorganization

     The Company accounted for all transactions related to its chapter 11 proceedings and reorganization in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (See Note C). The Company emerged from reorganization November 29, 1996 ("Effective Date") and, in accordance with SOP 90-7, adopted fresh-start reporting. Fresh-start reporting requires valuation of assets and liabilities at fair value and valuation of equity based on the appraised reorganization value of the ongoing business, which resulted in a fresh-start revaluation gain of $118,684 in 1996. The adjustments to reflect the Company's emergence from bankruptcy and fresh-start reporting have been reflected in the accompanying consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-emergence operations from those prior to November 29, 1996 since they have not been prepared on a comparable basis.

     The consolidated financial statements for the periods prior to the Acquisition but subsequent to the Effective Date are labeled "Predecessor A" to indicate they were prepared after adopting fresh-start reporting. The consolidated financial statements for the year ended November 30, 1996 are labeled "Predecessor B."

  Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company's subsidiaries which are more than 50% owned and controlled. Intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates which are at least 20% owned and over which the Company exercises significant influence are accounted for using the equity method.

  Revenue Recognition

     Sales are recognized primarily upon shipment of products except for a division of the Company that sells products under contracts and subcontracts with various United States Government agencies and aerospace and defense contractors. On cost-reimbursable contracts, sales are recognized as costs are incurred and include a portion of the total estimated earnings to be realized in the ratio that costs incurred relate to total estimated costs. On fixed-price contracts, sales are recognized using the percentage of completion method, when deliveries are

                         EAGLE-PICHER INDUSTRIES, INC.

made or upon completion of specified tasks. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Marketable securities with original maturities of three months or less are considered to be cash equivalents.

  Financial Instruments

     The Company's financial instruments consist primarily of investments in cash and cash equivalents, receivables and certain other assets as well as obligations under accounts payable, long-term debt and preferred stock. The carrying values of these financial instruments, with the exception of long-term debt and preferred stock, approximate fair value (See Notes F and G).

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company's customer base includes all significant automotive manufacturers and their first tier suppliers in North America and Europe. Although the Company is directly affected by the well-being of the automotive industry, management does not believe significant credit risk existed at November 30, 1998.

  Inventories

     Inventories are valued at the lower of cost or market, which approximates current replacement cost. A substantial portion of domestic inventories are valued using the last-in first-out ("LIFO") method while the balance of the Company's inventories are valued using the first-in first-out method.

  Property, Plant and Equipment

     The Company records its investment in property, plant and equipment at cost. The Company provides for depreciation of plant and equipment using the straight-line method over the estimated lives of the assets which are generally 20 to 40 years for buildings and 3 to 10 years for machinery and equipment. Improvements which extend the useful life of property are capitalized, while repair and maintenance costs are charged to operations as incurred. In accordance with purchase accounting, property, plant and equipment in service at February 24, 1998 were stated at fair value, based on independent appraisals, as of that date.

  Intangible Assets

     The excess of acquired net assets over cost is being amortized on a straight-line basis over 15 years. The recoverability of the asset is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. The reorganization value in excess of amounts allocable to identifiable assets was being amortized using the straight-line method over four years.

  Accounting for Long-Lived Assets

     Impairment losses are recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of such assets.

                         EAGLE-PICHER INDUSTRIES, INC.

  Environmental Remediation Costs

     The Company accrues for environmental expenses resulting from existing conditions relating to past operations when the costs are probable and reasonably estimable. The estimated liabilities are not discounted or reduced for possible recoveries from insurance carriers.

  Income Taxes

     Income taxes are provided based upon income for financial statement purposes. Deferred tax assets and liabilities are established based on the difference between the financial statement and income tax bases of assets and liabilities using existing tax rates.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and income and expenses are translated using weighted average exchange rates. Adjustments resulting from translation of financial statements stated in local currencies generally are excluded from the results of operations and accumulated in a separate component of Shareholders' Equity. Gains and losses from foreign currency transactions are included in the determination of net income (loss) and were not material.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1998 consolidated financial statement presentation.

  New Accounting Standards

     In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Adoption of SFAS No. 128, which revised the manner in which earnings per share is calculated, did not impact the Company's previously reported earnings per share.

     The following three new accounting standards will be effective for the fiscal year ended November 30, 1999:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. This statement requires the Company to report, for each period presented, the components of comprehensive income, a measure of performance that includes all non-owner sources of changes in equity. In addition to net income, comprehensive income would include unrealized gains and losses on securities available for sale and foreign currency translation adjustments.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions, regardless of how a company defines its operating segments.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard does not change the measurement or recognition of those plans, but standardizes disclosure requirements for such plans.

     The Company believes that although these standards may require expanded disclosure for the Company's consolidated financial statements, the impact of these standards is not expected to be material.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes

                         EAGLE-PICHER INDUSTRIES, INC.

in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. The provisions of this statement are effective for the first quarter of the fiscal year ending November 30, 2000. The Company has not yet determined the effects this standard will have on its financial position or the results of its operations.

B. ACQUISITION OF EAGLE-PICHER INDUSTRIES, INC.

     On February 24, 1998 ("Closing Date"), the Parent, which is a majority-owned subsidiary of Granaria Industries B.V. ("Granaria Industries"), acquired the Company from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ("PI Trust"). The PI Trust was established pursuant to the Company's Plan of Reorganization upon its emergence from bankruptcy (See Note
C).

     The PI Trust was paid $702,500 in consideration, of which $255,900 was for repayment of the Senior Sinking Fund Debentures ("Debentures"), held by the PI Trust, with interest. The Company issued 100 shares of common stock to the Parent, the total proceeds of which were $180,005. The Company issued $220,000 of 9 3/8% Senior Subordinated Notes ("Subordinated Notes") and borrowed $225,000 in term loans and $79,100 in revolving loans under a syndicated senior loan facility (See Note F).

     Fees and expenses related to the Acquisition and the related financing transactions were approximately $27,500, including fees paid to Granaria Holdings B.V. ("Granaria Holdings"), which owns a majority of the outstanding common stock of Granaria Industries (See Note P). Shortly after the Acquisition, the Company also funded a trust established for the benefit of certain members of Senior Management (See Note J).

     The consolidated financial statements as of and for the three months ended February 28, 1998 include the effects of the Acquisition as of February 24, 1998. Accordingly, the consolidated statement of income (loss) for the three months ended February 28, 1998 includes results of operations from (1) December 1, 1997 through February 24, 1998 of the Company prior to the consummation of the Acquisition (for clarity, sometimes referred to herein as the "Predecessor Company A") and (2) the four days ended February 28, 1998 of the Company, which have been reflected as Predecessor Company A due to their immaterial impact of the results of operations and cash flows.

     The following pro forma information for the years ended November 30, 1998 and 1997 gives effect to the Acquisition as if it had been consummated on December 1, 1997 and 1996, respectively. This information is not necessarily indicative of either the future results of operations or the results of operations that would have occurred if those events had been consummated on the indicated dates.

                                                       1998            1997
                                                   ------------    ------------
                                                           (UNAUDITED)
Net Sales........................................  $    851,826    $    906,077
Net income (loss)................................  $    (16,637)   $    (26,931)
Net income (loss) per share......................  $(166,370.00)   $(269,310.00)
Average number of shares outstanding.............           100             100

C. REORGANIZATION AND EMERGENCE FROM CHAPTER 11

     On November 18, 1996, the U.S. Bankruptcy Court for the Southern District of Ohio, Western Division ("Bankruptcy Court"), together with the U.S. District Court for the Southern District of Ohio, Western Division issued an order ("Confirmation Order") confirming the Third Amended Consolidated Plan of Reorganization ("Plan") of the Company and seven of its domestic subsidiaries, which became effective on November 29, 1996 ("Effective Date"). The order confirming the Plan contains a permanent injunction which precludes holders of present and future asbestos or lead-related personal injury claims from pursuing their claims against the

                         EAGLE-PICHER INDUSTRIES, INC.

reorganized Company. Those claims will be channeled to the PI Trust, which is an independently administered qualified settlement trust which was established to resolve and satisfy those claims.

     The Plan was based on a settlement of $2,000,000 for the Company's liability for present and future asbestos-related personal injury claims. As a result of the settlement, which was reached in the third quarter of 1996, an adjustment was made to the consolidated financial statements to reduce the asbestos liability subject to compromise from $2,502,197, the amount the Bankruptcy Court had previously estimated as the Company's liability for asbestos-related personal injury claims.

     The Plan resulted in the discharge of pre-petition liabilities through the distribution of cash and securities to the PI Trust and the other creditors. The Company's then-existing shareholders received no distribution and their shares were canceled. The value of the consideration distributed and expected to be distributed to the PI Trust and other unsecured creditors was less than the amount of the allowed claims resulting in an extraordinary gain of $1,525,540.

     It is anticipated that a final distribution will be made to the PI Trust and all unsecured claimants, other than those holding convenience claims ("Final Distribution"), when all claims asserted in the chapter 11 cases prior to the Confirmation Order (other than those channeled to the PI Trust and a separate trust to be established to resolve property damage claims) are resolved. Based on certain assumptions, the Company anticipates that holders of general unsecured claims will ultimately receive consideration having a value equal to approximately 37% of their allowed claims.

     The Unofficial Asbestos Co-Defendants' Committee filed an appeal with respect to the Confirmation Order. On December 22, 1998, the United States Court of Appeals for the Sixth Circuit affirmed the Confirmation Order.

D. INVENTORIES

     Inventories consisted of:

                                                          1998          1997
                                                         -------    -------------
                                                                    PREDECESSOR A
Raw materials and supplies.............................  $52,657       $51,797
Work-in-process........................................   20,839        25,932
Finished goods.........................................   15,873        14,840
                                                         -------       -------
                                                          89,369        92,569
Adjustment to state inventory at LIFO value............     (496)         (373)
                                                         -------       -------
                                                         $88,873       $92,196
                                                         =======       =======

     The percentage of inventories valued using the LIFO method was 81% in 1998 and 1997. In conjunction with purchase accounting and fresh-start reporting, new LIFO base layers were established based on inventory levels at both March 1, 1998 and December 1, 1996, respectively. The effects of liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years were not material.

     Effective December 1, 1995, the Company changed its method of computing LIFO inventories of boron, germanium and other rare metals from a double-extension method to an index method. The Company believes that the index method results in better matching of revenues and expenses. The cumulative effect of the change on prior years was $1,200 on an after tax basis. The effect of this change was to increase net income $8,100 in fiscal year 1996.

                         EAGLE-PICHER INDUSTRIES, INC.

E. OTHER ASSETS

     Other assets consisted of:

                                                          1998          1997
                                                         -------    -------------
                                                                    PREDECESSOR A
Prepaid pension cost -- Note K.........................  $42,813       $36,621
Debt issuance costs, net of accumulated amortization of
  $2,066...............................................   22,430            --
Investments in and receivables from unconsolidated
  affiliates...........................................      461         8,732
Notes receivable -- Note O.............................    3,601         3,920
Other..................................................    2,988         4,272
                                                         -------       -------
                                                         $72,293       $53,545
                                                         =======       =======

     The debt issuance costs are being amortized on a straight-line basis over the term of the related debt.

     On June 1, 1997, the Company contributed certain of the assets of the former Suspension Systems Division totaling $5,100 to a joint venture, Eagle-Picher-Boge, L.L.C. ("E-P-Boge"). The Company retained a 45% interest in E-P-Boge and recorded no gain or loss on this transaction. The Company accounted for this investment in accordance with the equity method. The Company also received a note from E-P-Boge in the amount of $2,827. On November 30, 1998, the note was repaid and the majority partner exercised its option to purchase the Company's interest in E-P-Boge. The impact of this transaction on the consolidated net loss was not material. Included in the Consolidated Statements of Income (Loss) are the following results of the former Suspension Systems
Division:

                                                          1997             1996
                                                      -------------    -------------
                                                      PREDECESSOR A    PREDECESSOR B
Net Sales...........................................     $10,577          $19,606
                                                         =======          =======
Operating Income (Loss).............................     $    96          $  (998)
                                                         =======          =======

F. LONG-TERM DEBT, SHORT TERM BORROWINGS AND LEASE COMMITMENTS

     On the Closing Date, the Company's existing $60,000 unsecured committed revolving credit facility was terminated. It was replaced by a syndicated senior secured loan facility ("Credit Agreement") which provided $225,000 in term loans ("Term Loans") and a $160,000 revolving credit facility ("Facility"), of which $79,100 was drawn at the time of closing. The Facility is also available for issuance of letters of credit. At November 30, 1998, letters of credit totaling $26,300 were outstanding, which together with borrowings of $19,800, left the Company with $113,900 of borrowing capacity.

     The Credit Agreement is guaranteed by the Parent and the United States subsidiaries of the Company. It is secured by the capital stock of the Company and its United States subsidiaries, up to 65% of the capital stock of foreign subsidiaries and substantially all other property of the Company and its United States subsidiaries. The Credit Agreement contains covenants which restrict or limit the Company's ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require the Company to meet certain minimum financial coverages. The Company was in compliance with all covenants at November 30, 1998.

                         EAGLE-PICHER INDUSTRIES, INC.

     Long-term debt consisted of:

                                                                1998          1997
                                                              --------    -------------
                                                                          PREDECESSOR A
New Credit Agreement:
  Revolving Credit Facility.................................  $ 19,825      $     --
     7.28%, due 2004
  Term Loans:
     Traunche A.............................................    95,000            --
       7.28%, due 2003
     Traunche B.............................................    49,900            --
       7.66%, due 2005
     Traunche C.............................................    74,900            --
       7.91%, due 2006
Senior Subordinated Notes...................................   220,000            --
  9 3/8%, due 2008
Senior Unsecured Sinking Fund Debentures....................        --       250,000
  10%, due 2006
Industrial Revenue Bonds....................................    18,000        18,400
  3.6 % to 5.0 %, due 2005 and 2012
Debt of Foreign Subsidiaries................................     6,731         4,997
                                                              --------      --------
                                                               484,356       273,397
Less current portion........................................    25,173         3,403
                                                              --------      --------
Long-term debt, less current portion........................  $459,183      $269,994
                                                              ========      ========

     The Facility bears interest, at the Company's option, of an adjusted LIBOR rate plus 2 1/4% or the bank's prime rate plus 1 1/4%. There is a commitment fee equal to 1/2% per annum on the undrawn portion of the Facility and fees for letters of credit are equal to 2 1/4% per annum. If the Company meets certain financial benchmarks, the interest rate spreads and commitment fees may be reduced.

     The Term Loans bear interest, at the Company's option, of an adjusted LIBOR rate plus spreads varying from 2 1/4% to 2 7/8% or the bank's prime rate plus spreads varying from 1 1/4% to 1 7/8%. If the Company meets certain financial benchmarks, the interest rate spreads may be reduced. In addition to regularly scheduled payments, the Company is required to make mandatory prepayments, which are applied on a pro rata basis to the Term Loans, of 60% of annual excess cash flow as defined in the Credit Agreement, the net proceeds from the sale of assets (subject to certain conditions), the net proceeds of new debt issued and 50% of the net proceeds of any equity securities issued. For the year ended November 30, 1998, the excess cash flow payment, which will be applied in the first quarter of 1999, was calculated to be $8,477.

     To manage its variable interest rate exposure on the Term Loans, the Company entered into a three year interest rate swap agreement ("Swap Agreement"), in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts based on a notional principal amount of $150,000. The Swap Agreement effectively fixes the interest rate on $150,000 of the Terms Loans at a weighted rate of 8.35%. The difference between the amount of interest to be paid and the amount of interest to be received under the Swap Agreement due to changing interest rates is charged or credited to interest expense over the life of the agreement. The fair value of the Swap Agreement, which was determined using discounted cash flow analysis based on current rates offered for similar issues of debt, is approximately $(2,550). As interest rates on the remaining Term Loans and the outstanding amounts under the Facility are not fixed, the effect of a one percent

                         EAGLE-PICHER INDUSTRIES, INC.

increase in the applicable index rate would result in approximately $900 in additional interest expense annually, based on balances outstanding at November 30, 1998.

     The Subordinated Notes, which are unsecured, are redeemable at the option of the Company, in whole or in part, any time after February 28, 2003 at set redemption prices. The Company may also redeem up to 35% of the aggregate principal amount of the Subordinated Notes prior to March 1, 2001 at a set redemption price provided certain conditions are met. The Company is also required to offer to purchase the Subordinated Notes at a set redemption price should there be a change in control of the Company. The Indenture for the Subordinated Notes contains covenants which restrict or limit the Subsidiary's ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. The Subordinated Notes are also guaranteed by the Parent and the United States Subsidiaries of the Company.

     The Company issued the Debentures to the PI Trust on the Effective Date in the amount of $250,000. The Debentures were repaid in conjunction with the Acquisition.

     The Company's industrial revenue bonds bear interest at variable rates based on the market for similar issues and are secured by letters of credit.

     Several of the Company's foreign subsidiaries have entered into agreements with various banks which provide lines of credit totaling approximately $28,700 at November 30, 1998. At November 30, 1998, $6,700 of borrowings were outstanding leaving $22,000 in borrowing capacity. These agreements, of which the substantial majority is unsecured, are either committed lines of credit expiring in 2001 and 2002 or short-term money market or overdraft facilities, generally due on demand or within a year. The annual rates of interest on these lines of credit generally range from .75% to 1.5% over the banks' base rates. The commitment fees range from .25% to .35% per annum on the unused portion of the committed facilities. These agreements also contain covenants which include minimum financial requirements. The Company is in compliance with these covenants at November 30, 1998.

     Long term debt had an estimated fair value of approximately $471,000 and $287,000 at November 30, 1998 and 1997, respectively. The estimated fair value of long-term debt was calculated based on market prices for publicly traded issues and was calculated using discounted cash flow analysis based on current rates offered for similar issues for all other long-term debt.

     The Company paid interest of $28,886 in the nine months ended November 30, 1998 and $6,390, which included the interest paid on the Debentures at the time of the Acquisition, during the three months ended February 28, 1998, $31,044 in 1997 and $2,767 in 1996.

     Long-term debt is scheduled to mature over the next five years as follows:
$25,173 in 1999, $15,300 in 2000, $20,635 in 2001, $25,300 in 2002 and $21,600
in 2003.

SUBSEQUENT EVENT

     In the first quarter of 1999, the Company will require an additional $14,100 in letters of credit over and above the $26,300 that existed at November 30, 1998. The new letters of credit are associated with existing environmental remediation and are necessitated by financial assurance requirements set forth by the United States Environmental Protection Agency. These additional letters of credit will reduce available borrowing capacity.

LEASE COMMITMENTS

     Future minimum rental commitments over the next five years as of November 30, 1998 under noncancellable operating leases, which expire at various dates, are as follows: $3,100 in 1999, $2,500 in 2000, $1,300 in 2001, $600 in 2002 and
$400 in 2003. Rental expense was approximately $3,700 in the nine months ended November 30, 1998, $1,200 in the three months ended February 28, 1998, and $4,900 and $5,000 in 1997 and 1996, respectively.

                         EAGLE-PICHER INDUSTRIES, INC.

G. SUPPLEMENTAL GUARANTOR INFORMATION (UNAUDITED)

     Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional, and joint and several basis by certain of the Company's wholly-owned domestic subsidiaries and the Parent ("Guarantors"). Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not presented. The following unaudited supplemental condensed combining financial statements present information regarding the Company ("Issuer"), subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

                         EAGLE-PICHER INDUSTRIES, INC.

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

                      NINE MONTHS ENDED NOVEMBER 30, 1998

                                                                 NON-GUARANTORS
                                                    SUBSIDIARY      FOREIGN
                                          ISSUER    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                         --------   ----------   --------------   ------------   --------
                                                                   (UNAUDITED)
Net Sales
     Customers.........................  $195,851    $374,337       $75,796         $     --     $645,984
     Intercompany......................    11,183       6,491         5,157          (22,831)          --
Operating Costs and Expenses
     Cost of products sold.............   154,001     303,620        68,074          (22,722)     502,973
     Selling and administrative........    33,481      17,439         7,672             (132)      58,460
     Management compensation...........    26,808          --            --               --       26,808
     Intercompany charges..............    (5,919)      5,919          (132)             132           --
     Depreciation......................     8,810      18,196         3,142             (222)      29,926
     Amortization of intangibles.......     4,259       7,317           741               --       12,317
     Loss on sale of assets............       (25)         18            37               --           30
                                         --------    --------       -------         --------     --------
          Total........................   221,415     352,509        79,534          (22,944)     630,514
                                         --------    --------       -------         --------     --------
Operating Income (Loss)................   (14,381)     28,319         1,419              113       15,470
Other Income (Expense)
     Interest expense..................   (35,888)         --          (425)              --      (36,313)
     Other income (expense)............       978         313           490               (2)       1,779
                                         --------    --------       -------         --------     --------
Income (Loss) Before Taxes.............   (49,291)     28,632         1,484              111      (19,064)
Income Taxes...........................   (14,353)      7,803         1,850               --       (4,700)
                                         --------    --------       -------         --------     --------
Net Income (Loss)......................  $(34,938)   $ 20,829       $  (366)        $    111     $(14,364)
                                         ========    ========       =======         ========     ========

                         EAGLE-PICHER INDUSTRIES, INC.

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

                      THREE MONTHS ENDED FEBRUARY 28, 1998

                                 PREDECESSOR A

                                                                 NON-GUARANTORS
                                                    SUBSIDIARY      FOREIGN
                                          ISSUER    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                          -------   ----------   --------------   ------------   --------
                                                                    (UNAUDITED)
Net Sales
  Customers.............................  $61,071    $123,181       $21,590         $    --      $205,842
  Intercompany..........................    3,381       2,421         1,451          (7,253)           --
Operating Costs and Expenses
  Cost of products sold.................   48,329     102,771        18,772          (7,076)      162,796
  Selling and administrative............    9,673       5,167         2,301              --        17,141
  Management compensation...............    2,056          --            --              --         2,056
  Intercompany charges..................   (2,172)      2,172            --              --            --
  Depreciation..........................    2,823       5,220           940              --         8,983
  Amortization of intangibles...........      765       3,064            10              --         3,839
                                          -------    --------       -------         -------      --------
     Total..............................   61,474     118,394        22,023          (7,076)      194,815
                                          -------    --------       -------         -------      --------
Operating Income (Loss).................    2,978       7,208         1,018            (177)       11,027
Other Income (Expense)
  Interest expense......................   (6,844)         --           (96)             --        (6,940)
  Other income (expense)................      812         333          (325)             --           820
                                          -------    --------       -------         -------      --------
Income (Loss) Before Taxes..............   (3,054)      7,541           597            (177)        4,907
Income Taxes............................    1,083       2,486           531              --         4,100
                                          -------    --------       -------         -------      --------
Net Income (Loss).......................  $(4,137)   $  5,055       $    66         $  (177)     $    807
                                          =======    ========       =======         =======      ========

                         EAGLE-PICHER INDUSTRIES, INC.

                 SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS

                            AS OF NOVEMBER 30, 1998

                                                                  NON-GUARANTORS
                                                     SUBSIDIARY      FOREIGN
                                           ISSUER    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                          --------   ----------   --------------   ------------   --------
                                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents...............  $  7,464    $    712       $ 5,125        $     379     $ 13,680
Receivables.............................    55,611      74,292        14,941               --      144,844
Intercompany accounts receivable........        --          --         7,442           (7,442)          --
Inventories.............................    30,755      43,708        15,785           (1,375)      88,873
Prepaid expenses........................     4,073       3,614           651               --        8,338
Deferred income taxes...................    10,851          --            --               --       10,851
                                          --------    --------       -------        ---------     --------
     Total current assets...............   108,754     122,326        43,944           (8,438)     266,586
Property, Plant and Equipment...........    66,500     143,872        38,165               --      248,537
Investment in Subsidiaries..............    87,019       6,252            --          (93,271)          --
Excess of Assets Acquired Over Cost.....    78,838     136,253        13,819               --      228,910
Other Assets............................    54,187      17,675           431               --       72,293
                                          --------    --------       -------        ---------     --------
     Total Assets.......................  $395,298    $426,378       $96,359        $(101,709)    $816,326
                                          ========    ========       =======        =========     ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable........................  $ 15,149    $ 24,664       $10,494        $      --     $ 50,307
Intercompany accounts payable...........        --          --         7,662           (7,662)          --
Long-term debt -- current portion.......    18,777          --         6,396               --       25,173
Income taxes............................     5,296          --           986               --        6,282
Other current liabilities...............    45,744      24,464         4,052               --       74,260
                                          --------    --------       -------        ---------     --------
     Total current liabilities..........    84,966      49,128        29,590           (7,662)     156,022
Long-term Debt -- less current
  portion...............................   458,848          --           335               --      459,183
Deferred Income Taxes...................     8,304          --            --               --        8,304
Other Liabilities.......................    24,819          --            --               --       24,819
                                          --------    --------       -------        ---------     --------
     Total liabilities..................   576,937      49,128        29,925           (7,662)     648,328
Intercompany Accounts...................  (326,706)    309,571        29,768          (12,633)          --
Shareholder's Equity....................   145,067      67,679        36,666          (81,414)     167,998
                                          --------    --------       -------        ---------     --------
     Total Liabilities and Shareholder's
       Equity...........................  $395,298    $426,378       $96,359        $(101,709)    $816,326
                                          ========    ========       =======        =========     ========

                         EAGLE-PICHER INDUSTRIES, INC.

           SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

                      NINE MONTHS ENDED NOVEMBER 30, 1998

                                                                  NON-GUARANTORS
                                                     SUBSIDIARY      FOREIGN
                                           ISSUER    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                          --------   ----------   --------------   ------------   --------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................  $(34,938)   $ 20,829       $  (366)        $   111      $(14,364)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Depreciation and amortization.........    15,135      25,513         3,883            (222)       44,309
  Proceeds from insurance settlement....    14,784          --            --              --        14,784
  Change in assets and liabilities, net
     of effect of divestitures..........    18,960      13,808        (1,263)           (687)       30,818
                                          --------    --------       -------         -------      --------
       Net cash provided by (used in)
          operating activities..........    13,941      60,150         2,254            (798)       75,547
                                          --------    --------       -------         -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of divisions.........     7,872          --            --              --         7,872
Capital expenditures....................    (7,793)    (10,062)       (8,405)             --       (26,260)
Other...................................    (2,793)        (53)        2,188           2,428         1,770
                                          --------    --------       -------         -------      --------
       Net cash provided by (used in)
          investing activities..........    (2,714)    (10,115)       (6,217)          2,428       (16,618)
                                          --------    --------       -------         -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt..............        --          --         2,094              --         2,094
Reduction of long-term debt.............    (5,600)         --            --              --        (5,600)
Borrowings (repayments) on revolving
  credit agreement......................   (59,275)         --            --              --       (59,275)
Debt issue cost.........................    (1,435)         --            --              --        (1,435)
                                          --------    --------       -------         -------      --------
       Net cash provided by (used in)
          financing activities..........   (66,310)         --         2,094              --       (64,216)
                                          --------    --------       -------         -------      --------
Increase (decrease) in cash and cash
  equivalents...........................   (55,083)     50,035        (1,869)          1,630        (5,287)
Intercompany accounts...................    50,432     (50,468)        1,481          (1,445)           --
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD................................    12,115       1,145         5,513             194        18,967
                                          --------    --------       -------         -------      --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD................................  $  7,464    $    712       $ 5,125         $   379      $ 13,680
                                          ========    ========       =======         =======      ========

                         EAGLE-PICHER INDUSTRIES, INC.

           SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

                    FOR THREE MONTHS ENDED FEBRUARY 28, 1998

                                 PREDECESSOR A

                                                                 NON-GUARANTORS
                                                    SUBSIDIARY      FOREIGN
                                         ISSUER     GUARANTORS    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                        ---------   ----------   --------------   ------------   ---------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................  $  (4,137)   $ 5,055        $    66          $ (177)     $     807
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Depreciation and amortization.......      3,588      8,284            950              --         12,822
  Changes in assets and liabilities,
     net of divestitures..............    (16,059)    (9,247)         2,019             575        (22,712)
                                        ---------    -------        -------          ------      ---------
       Net cash provided by (used in)
          operating activities........    (16,608)     4,092          3,035             398         (9,083)
                                        ---------    -------        -------          ------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..................     (2,300)    (1,833)        (1,559)             --         (5,692)
Other.................................       (956)        65           (846)            695         (1,042)
                                        ---------    -------        -------          ------      ---------
       Net cash provided by (used in)
          investing activities........     (3,256)    (1,768)        (2,405)            695         (6,734)
                                        ---------    -------        -------          ------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt............    445,000         --             --              --        445,000
Reduction of long-term debt...........   (250,000)        --             --              --       (250,360)
Borrowings under revolving credit
  agreement...........................     79,100         --             --              --         79,100
Redemption of common stock............   (446,638)        --             --              --       (446,638)
Issuance of common stock..............    180,005         --             --              --        180,005
Debt issue cost.......................    (26,062)        --             --              --        (26,062)
                                        ---------    -------        -------          ------      ---------
       Net cash provided by (used in)
          financing activities........    (18,595)        --             --              --        (18,955)
                                        ---------    -------        -------          ------      ---------
Increase (decrease) in cash and cash
  equivalents.........................    (38,459)     2,324            630           1,093        (34,772)
Intercompany accounts.................      1,740     (1,740)           899            (899)            --
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD...........................     48,834        561          4,344              --         53,739
                                        ---------    -------        -------          ------      ---------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..............................  $  12,115    $ 1,145        $ 5,873          $  194      $  18,967
                                        =========    =======        =======          ======      =========

                         EAGLE-PICHER INDUSTRIES, INC.

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

                          YEAR ENDED NOVEMBER 30, 1997

                                 PREDECESSOR A

                                                                NON-GUARANTORS
                                                           ------------------------
                                              SUBSIDIARY     FOREIGN      DIVESTED
                                    ISSUER    GUARANTORS   SUBSIDIARIES   DIVISIONS   ELIMINATIONS    TOTAL
                                   --------   ----------   ------------   ---------   ------------   --------
                                                                  (UNAUDITED)
Net Sales
  Customers......................  $255,330    $489,304      $82,839       $78,604      $     --     $906,077
  Intercompany...................    12,345       9,512        5,775            29       (27,661)
Operating Costs and Expenses
  Cost of products sold..........   202,259     407,006       71,144        71,688       (27,087)     725,010
  Selling and administrative.....    42,766      22,280        7,756         4,624          (317)      77,109
  Intercompany charges...........   (11,015)      9,055           --         1,960            --           --
  Depreciation...................    11,523      21,001        3,609         3,538            --       39,671
  Amortization of intangibles....     3,254      13,030           34            --            --       16,318
  Loss on sale of divisions......       699       1,712           --            --            --        2,411
                                   --------    --------      -------       -------      --------     --------
          Total..................   249,486     474,084       82,543        81,810       (27,404)     860,519
                                   --------    --------      -------       -------      --------     --------
Operating Income (Loss)..........    18,189      24,732        6,071        (3,177)         (257)      45,558
Other Income (Expense)
  Interest expense...............   (30,932)       (131)        (202)           --             4      (31,261)
  Other income (expense).........     1,105         147         (231)          113        (1,385)        (251)
                                   --------    --------      -------       -------      --------     --------
Income (Loss) Before Taxes.......   (11,638)     24,748        5,638        (3,064)       (1,638)      14,046
Income taxes.....................     9,659       8,719         (636)          158            --       17,900
                                   --------    --------      -------       -------      --------     --------
Net Income (Loss)................  $(21,297)   $ 16,029      $ 6,274       $(3,222)     $ (1,638)    $ (3,854)
                                   ========    ========      =======       =======      ========     ========

                         EAGLE-PICHER INDUSTRIES, INC.

                 SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS

                            AS OF NOVEMBER 30, 1997

                                 PREDECESSOR A

                                                                  NON-GUARANTORS
                                                     SUBSIDIARY      FOREIGN
                                           ISSUER    GUARANTORS    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                           ------    ----------   --------------   ------------    -----
                                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents...............  $ 48,834    $    561       $ 4,344         $     --     $ 53,739
Receivables.............................    39,566      72,992        21,394               --      133,952
Intercompany accounts receivable........     2,982       3,295            --           (6,277)          --
Inventories.............................    32,309      48,830        12,432           (1,375)      92,196
Prepaid expenses........................     5,618       2,401           271               --        8,290
Deferred income taxes...................    13,793          --            --               --       13,793
                                          --------    --------       -------         --------     --------
     Total current assets...............   143,102     128,079        38,441           (7,652)     301,970
Property, Plant and Equipment...........    72,630     135,560        35,348               --      243,538
Investment in Subsidiaries..............    59,981       5,186            --          (65,167)          --
Deferred Income Taxes...................    98,991          --            --               --       98,991
Reorganization Value in Excess of
  Amounts Allocable to Identifiable
  Assets................................     9,746      39,091            --               --       48,837
Other Assets............................    36,395      16,462           688               --       53,545
                                          --------    --------       -------         --------     --------
     Total Assets.......................  $420,845    $324,378       $74,477         $(72,819)    $746,881
                                          ========    ========       =======         ========     ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable........................  $ 16,974    $ 28,257       $ 7,655         $     --     $ 52,886
Intercompany accounts payable...........        --          --         6,247           (6,247)          --
Long-term debt -- current portion.......        80          --         3,323               --        3,403
Income taxes............................     2,284          --            10               --        2,294
Other current liabilities...............    29,404      22,440         3,713             (138)      55,419
                                          --------    --------       -------         --------     --------
     Total current liabilities..........    48,742      50,697        20,948           (6,385)     114,002
Long-term Debt -- less current
  portion...............................   268,320          --         1,674               --      269,994
Other Liabilities.......................    26,768          --            --               --       26,768
                                          --------    --------       -------         --------     --------
     Total liabilities..................   343,830      50,697        22,622           (6,385)     410,764
Intercompany Accounts...................  (240,324)    210,930        16,895           12,499           --
Shareholder's Equity....................   317,339      62,751        34,960          (78,933)     336,117
                                          --------    --------       -------         --------     --------
     Total Liabilities and Shareholder's
       Equity...........................  $420,845    $324,378       $74,477         $(72,819)    $746,881
                                          ========    ========       =======         ========     ========

                         EAGLE-PICHER INDUSTRIES, INC.

           SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 30, 1997

                                 PREDECESSOR A

                                                              NON-GUARANTORS
                                                         ------------------------
                                            SUBSIDIARY     FOREIGN      DIVESTED
                                 ISSUER     GUARANTORS   SUBSIDIARIES   DIVISIONS   ELIMINATIONS     TOTAL
                                ---------   ----------   ------------   ---------   ------------   ---------
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss).............  $ (21,297)   $ 16,029      $  6,274      $(3,222)     $(1,638)     $  (3,854)
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
  Depreciation and
     amortization.............     14,777      34,031         3,643        3,538           --         55,989
  Loss on sale of divisions...        699       1,712            --           --           --          2,411
  Changes in assets and
     liabilities, net of
     effect of divestitures:
     Income tax refunds
       receivable.............     70,695          --            --           --           --         70,695
     Working capital and
       other..................     14,016       9,991        (5,655)       3,051        1,239         22,642
                                ---------    --------      --------      -------      -------      ---------
       Net cash provided by
          (used in) operating
          activities..........     78,890      61,763         4,262        3,367         (399)       147,883
                                ---------    --------      --------      -------      -------      ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from sale of
  divisions...................     30,735       8,272            --           --                      39,007
Capital expenditures..........     (8,454)    (31,396)      (10,694)        (780)          --        (51,324)
Other.........................     (1,670)         50        (1,271)          (4)       1,385         (1,510)
                                ---------    --------      --------      -------      -------      ---------
       Net cash provided by
          (used in) investing
          activities..........     20,611     (23,074)      (11,965)        (784)       1,385        (13,827)
                                ---------    --------      --------      -------      -------      ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Issuance of long-term debt....      8,000          --         4,997           --           --         12,997
Reduction of long-term debt...   (126,039)         --            --           --           --       (126,039)
                                ---------    --------      --------      -------      -------      ---------
       Net cash provided by
          (used in) financing
          activities..........   (118,039)         --         4,997           --           --       (113,042)
                                ---------    --------      --------      -------      -------      ---------
Increase (decrease) in cash
  and cash equivalents........    (18,538)     38,689        (2,706)       2,583          986         21,014
Intercompany accounts.........     41,283     (38,681)        1,065       (2,681)        (986)            --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.........     26,089         553         5,985           98           --         32,725
                                ---------    --------      --------      -------      -------      ---------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................  $  48,834    $    561      $  4,344      $    --      $    --      $  53,739
                                =========    ========      ========      =======      =======      =========

                         EAGLE-PICHER INDUSTRIES, INC.

          SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)

                          YEAR ENDED NOVEMBER 30, 1996

                                 PREDECESSOR B

                                                              NON-GUARANTORS
                                                         ------------------------
                                            SUBSIDIARY     FOREIGN      DIVESTED
                                 ISSUER     GUARANTORS   SUBSIDIARIES   DIVISIONS   ELIMINATIONS     TOTAL
                               ----------   ----------   ------------   ---------   ------------   ----------
                                                                (UNAUDITED)
Net Sales
     Customers...............  $  242,537    $432,194      $78,440      $138,116      $     --     $  891,287
     Intercompany............      11,944       6,990        5,551            80       (24,565)            --
Operating Costs and Expenses
     Cost of products sold...     196,102     357,062       64,314       122,367       (22,919)       716,926
     Selling and
       administrative........      42,262      22,616        8,834         9,166        (1,373)        81,505
     Intercompany charges....     (10,010)      7,281           --         2,729            --             --
     Depreciation............       7,534      14,432        2,603         5,769            --         30,338
     Amortization of
       intangibles...........         325          74           --            13            --            412
                               ----------    --------      -------      --------      --------     ----------
          Total..............     236,213     401,465       75,751       140,044       (24,292)       829,181
                               ----------    --------      -------      --------      --------     ----------
Operating Income (Loss)......      18,268      37,719        8,240        (1,848)         (273)        62,106
Other Income (Expense)
     Interest expense........      (2,914)         --         (157)           --           (12)        (3,083)
     Other income
       (expense).............         574        (206)         939            26            12          1,345
     Asbestos litigation and
       other claims..........     497,953          --           --            --            --        497,953
                               ----------    --------      -------      --------      --------     ----------
Income (Loss) Before
  Reorganization Items,
  Taxes, Extraordinary Item
  and Cumulative Effect of
  Accounting Change..........     513,881      37,513        9,022        (1,822)         (273)       558,321
Reorganization items.........     116,335          --           --            --            --        116,335
Income taxes.................     (46,090)     (1,999)      (4,326)         (155)           --        (52,570)
                               ----------    --------      -------      --------      --------     ----------
Income (Loss) Before
  Extraordinary Item and
  Cumulative Effect of
  Accounting Change..........     584,126      35,514        4,696        (1,977)         (273)       622,086
Extraordinary Item --Gain on
  Discharge of Pre-petition
  Liabilities................   1,525,540          --           --            --            --      1,525,540
Cumulative Effect of Change
  in Accounting for
  Inventories................      (1,235)         --           --            --            --         (1,235)
                               ----------    --------      -------      --------      --------     ----------
Net Income (Loss)............  $2,108,431    $ 35,514      $ 4,696      $ (1,977)     $   (273)    $2,146,391
                               ==========    ========      =======      ========      ========     ==========

                         EAGLE-PICHER INDUSTRIES, INC.

           SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 30, 1996

                                 PREDECESSOR B

                                                                NON-GUARANTORS
                                                           ------------------------
                                              SUBSIDIARY     FOREIGN      DIVESTED
                                  ISSUER      GUARANTORS   SUBSIDIARIES   DIVISIONS   ELIMINATIONS      TOTAL
                                -----------   ----------   ------------   ---------   ------------   -----------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net Income (Loss).............  $ 2,108,431    $ 35,514      $ 4,696       $(1,977)     $  (273)     $ 2,146,391
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
  Non-cash adjustments
     relating to non-operating
     income items.............   (2,140,942)         --           --            --           --       (2,140,942)
  Depreciation and
     amortization.............        7,859      14,506        2,603         5,782           --           30,750
  Change in assets and
     liabilities, net of
     effect of divestitures...       46,214     (15,532)         636         6,505       (1,161)          36,662
                                -----------    --------      -------       -------      -------      -----------
       Net cash provided by
          (used in) operating
          activities..........       21,562      34,488        7,935        10,310       (1,434)          72,861
                                -----------    --------      -------       -------      -------      -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from sale of
  divisions...................        4,248          --           --            --           --            4,248
Capital expenditures..........       (9,417)    (25,074)      (5,602)       (4,864)          --          (44,957)
Other.........................         (661)     (1,246)         108            44          694           (1,061)
                                -----------    --------      -------       -------      -------      -----------
       Net cash provided by
          (used in) investing
          activities..........       (5,830)    (26,320)      (5,494)       (4,820)         694          (41,770)
                                -----------    --------      -------       -------      -------      -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Reduction of long-term debt...       (1,520)         --       (1,678)           --           --           (3,198)
                                -----------    --------      -------       -------      -------      -----------
CASH PAYMENTS ON EFFECTIVE
  DATE OF PLAN OF
  REORGANIZATION..............      (88,498)         --           --            --           --          (88,498)
                                -----------    --------      -------       -------      -------      -----------
Increase (decrease) in cash
  and cash equivalents........      (74,286)      8,168          763         5,490         (740)         (60,605)
Intercompany accounts.........       13,409      (8,676)         196        (5,669)         740               --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.........       86,966       1,061        5,026           277           --           93,330
                                -----------    --------      -------       -------      -------      -----------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD...................  $    26,089    $    553      $ 5,985       $    98      $    --      $    32,725
                                ===========    ========      =======       =======      =======      ===========

                         EAGLE-PICHER INDUSTRIES, INC.

H. INCOME TAXES

     The following is a summary of the components of income taxes (benefit) from operations and, in 1996, fresh start revaluation:

                               NINE MONTHS ENDED    THREE MONTHS ENDED
                                 NOVEMBER 30,          FEBRUARY 28,
                                     1998                  1998               1997             1996
                               -----------------    ------------------    -------------    -------------
                                                      PREDECESSOR A       PREDECESSOR A    PREDECESSOR B
Current:
  Federal....................      $  4,600               $  500             $ 1,000          $17,200
  Foreign....................         1,900                  550                (600)           4,350
  State and local............           700                  450               1,800            1,850
                                   --------               ------             -------          -------
                                      7,200                1,500               2,200           23,400
                                   --------               ------             -------          -------
Deferred:
  Federal....................       (11,900)               2,300              11,300           29,170
  State and local............            --                  300               4,400               --
                                   --------               ------             -------          -------
                                    (11,900)               2,600              15,700           29,170
                                   --------               ------             -------          -------
                                   $ (4,700)              $4,100             $17,900          $52,570
                                   ========               ======             =======          =======

     Total net income tax benefit for the year ended November 30, 1996 of $117,880 consisted of $52,570 tax expense from operations and the fresh-start revaluation, $169,785 tax benefit from the extraordinary gain on the discharge of pre-petition liabilities, and $665 tax benefit from the cumulative effect of the change in accounting for inventories.

     The sources of income (loss) before income tax expense (benefit), extraordinary gain on discharge of pre-petition liabilities and cumulative effect of accounting change are as follows:

                               NINE MONTHS ENDED    THREE MONTHS ENDED
                                 NOVEMBER 30,          FEBRUARY 28,
                                     1998                  1998               1997             1996
                               -----------------    ------------------    -------------    -------------
                                                      PREDECESSOR A       PREDECESSOR A    PREDECESSOR B
United States................      $(21,822)              $4,328             $ 7,873         $665,907
Foreign......................         2,758                  579               6,173            8,749
                                   --------               ------             -------         --------
                                   $(19,064)              $4,907             $14,046         $674,656
                                   ========               ======             =======         ========

                         EAGLE-PICHER INDUSTRIES, INC.

     The differences between the total income tax expense from operations and fresh start revaluation in 1996 and the income tax expense computed using the Federal income tax rate were as follows:

                                     NINE MONTHS ENDED   THREE MONTHS ENDED
                                       NOVEMBER 30,         FEBRUARY 28,
                                           1998                 1998              1997            1996
                                     -----------------   ------------------   -------------   -------------
                                                           PREDECESSOR A      PREDECESSOR A   PREDECESSOR B
Income tax expense (benefit) at
  Federal statutory rate...........       $(6,700)             $1,700            $ 4,900        $ 236,130
Change in valuation allowance......            --                  --              1,200         (187,950)
Foreign taxes rate differential....          (200)                300             (3,800)             900
State and local taxes, net of
  Federal benefit..................           500                 600              3,600            1,200
Non-deductible amortization of
  reorganization value in excess of
  amounts allocable to identifiable
  assets...........................            --               1,300              5,700               --
Non-deductible amortization and
  other items relating to excess of
  acquired net assets over cost....           600                  --                 --               --
Non-deductible management
  compensation.....................         1,300                  --                 --               --
Non-deductible fresh start items...            --                  --                 --            4,100
Expired tax credits................            --                  --              5,900               --
Other..............................          (200)                200                400           (1,810)
                                          -------              ------            -------        ---------
Total income tax expense
  (benefit)........................       $(4,700)             $4,100            $17,900        $  52,570
                                          =======              ======            =======        =========

     Components of deferred tax balances as of November 30 are as follows:

                                                          1998          1997
                                                        --------    -------------
                                                                    PREDECESSOR A
Current deferred tax assets attributable to:
  Accrued liabilities.................................  $  8,042      $  12,576
  Net operating less carryforwards....................        --          2,000
  Other...............................................     2,809          1,948
  Valuation allowance.................................        --         (2,731)
                                                        --------      ---------
     Current deferred tax asset.......................    10,851         13,793
                                                        --------      ---------
Noncurrent deferred tax assets (liabilities)
  attributable to:
  Property, plant and equipment.......................     2,207        (46,331)
  Notes to former creditors...........................        --         87,500
  Net operating loss carryforwards....................        --         72,142
  Credit carryforwards................................        --         14,686
  Prepaid pension.....................................   (14,985)       (12,817)
  Postretirement benefit liability....................       497          7,588
  Amortization of intangibles.........................     1,001             --
  Other...............................................     2,976          1,734
  Valuation allowance.................................        --        (25,511)
                                                        --------      ---------
     Net noncurrent deferred tax asset (liability)....    (8,304)        98,991
                                                        --------      ---------
     Net deferred tax assets..........................  $  2,547      $ 112,784
                                                        ========      =========

                         EAGLE-PICHER INDUSTRIES, INC.

     A tax election to treat the purchase of stock as a purchase of assets ("Election") was made in connection with the acquisition of the Company on February 24, 1998. Accordingly, a deemed final tax return of the Predecessor Company was filed for the tax period ended on the date of the Acquisition. On this tax return, the total purchase price, for tax purposes, was allocated to the assets of the Company to the extent of each asset's fair market value, and gain was recognized on each asset as if sold at that price. As a result, going forward, the assets were assigned the same value for book and tax purposes as of the date of the Acquisition. The net operating loss carryforward of $178,147 from Predecessor Company's tax year ended November 30, 1997 and the deduction resulting from the redemption of the Subordinated Notes were available to be utilized against the resulting transaction gain.

     Any net operating loss carryforwards not absorbed by the gain were lost and are not available to the Company. Additionally, tax credits which had been carried forward totaling $9,708 at November 30, 1997 were lost as a result of the transaction and are not available to the Company. The Company has no net operating loss or tax credit carryforwards available to offset future taxable income or tax liability, respectively, at November 30, 1998.

     The net operating loss carryforward at November 30, 1997 resulted from the distribution of cash and stock to the PI Trust and other creditors on the Effective Date and the redemption of notes, which were also distributed to the PI Trust and other creditors on the Effective Date, in 1997. A portion of the net operating loss generated on the Effective Date had been applied to prior years taxable income to generate a Federal tax refund of $69,146 which was received in 1997.

     As a result of the Acquisition, tax goodwill was established for the amount by which the purchase price for tax purposes exceeded the fair market value of the assets at the date of the Acquisition. The tax goodwill, the net amount of which was $141,100 at November 30, 1998, is being amortized and deducted over fifteen years, the same period over which the Excess of Acquired Net Assets over Cost is being amortized in the Consolidated Financial Statements. Certain liabilities assumed by the Company in the Acquisition, which are contingent for tax purposes, will result in additional tax goodwill as they are paid. This additional goodwill will also be amortized and deducted over the same period as the Excess of Acquired Net Assets over Cost. The potential additional tax goodwill, resulting from these liabilities, totaled $56,100 at November 30, 1998.

     In 1997, the Company's valuation allowance resulted from uncertainties related to the reorganization process and tax credits that were expected to expire unutilized. These items were related to the Predecessor Company and have no bearing on deferred tax benefits in 1998. Based on its history of prior years' operations and its expectations for the future, the Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax benefits recorded. Although the Automotive Segment is susceptible to economic cycles and recessions, the Industrial and Machinery Segments of the Company consist of certain businesses which are not impacted as significantly by economic downturns.

     The Company paid income taxes (net of refunds received) of $5,400 in the nine months ended November 30, 1998, $4,300 in 1997 (with the exception of the Federal tax refund received of $69,146), and $17,300 in 1996. The Company received refunds (net of taxes paid) of $2,300 in the three months ended February 28, 1998.

I. BASIC AND DILUTED INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is based upon the average number of common shares outstanding which was 100 for the nine months ended November 30, 1998, 9,555,560 for the three months ended February 28, 1998, 10,000,000 in 1997 and 11,040,932 in 1996. No potential common stock was outstanding during the three year period ended November 30, 1998.

                         EAGLE-PICHER INDUSTRIES, INC.

J. MANAGEMENT COMPENSATION -- SPECIAL

     Management compensation expense consisted of the following items:

                                                           NINE MONTHS     THREE MONTHS
                                                              ENDED            ENDED
                                                           NOVEMBER 30,    FEBRUARY 28,
                                                               1998            1998
                                                           ------------    -------------
                                                                           PREDECESSOR A
Short Term Sale Program..................................    $ 8,110          $2,020
Management Trust -- Restricted Stock Award...............     12,580              --
Severance................................................      5,989              --
Other....................................................        129              36
                                                             -------          ------
          Total..........................................    $26,808          $2,056
                                                             =======          ======

     The Company adopted a Short Term Sale Program ("STSP") pursuant to the terms of which it would make payments to certain members of senior management ("Eligible Individuals"), in connection with a change in control of the Company. The consummation of the Acquisition constituted such a change in control. The STSP provided for a "stay-put" bonus equal to an eligible individual's fiscal 1997 base salary and a sales incentive bonus based on a multiple (ranging from 50% to 200%) of an eligible individual's fiscal 1997 base salary. The "stay-put" bonus was payable in two equal parts, the first portion was paid in March 1998, after the Acquisition, and the second is payable on the second anniversary of such change in control, provided that the individual has remained an employee of the Company or, if the individual was terminated by the Company other than for cause, payable upon such termination. The Company has provided a total of $4,066 for the twelve months ended November 30, 1998 in connection with the "stay put" bonus of which $1,611 remains unpaid. The sales incentive bonus is payable if the present value of the after-tax proceeds to the PI Trust in connection with the Acquisition meets a threshold amount set forth in the STSP. In the event that the after-tax proceeds to the PI Trust exceed a specified target amount, the multiple will increase on a straight-line basis. A final determination of the after-tax proceeds to the PI Trust, and the consequent payment of the balance of the sales incentive bonuses, will be made upon the final approval by the Congressional Joint Committee on Taxation of an examination conducted by the Internal Revenue Service of the tax return of the Company for the fiscal year ended November 30, 1996. The Company has provided a total of $6,064 for the twelve months ended November 30, 1998 in 1998 in connection with the sales incentive bonus of which $981 remains unpaid.

     In 1998, the Company paid $10,000 to the Eagle-Picher Management Trust ("E-P Management Trust") for the benefit of certain senior management of the Company. The $10,000 payment was effectively used by the E-P Management Trust to acquire certain restricted stock of Granaria Industries. Subsequently, the stock of Granaria Industries was later exchanged for the common stock of the Parent. The shares of the Parent held by the E-P Management Trust were allocated to certain members of senior management of the Company. The receipt of such shares was taxable to the holders as income in an amount equal to the value of the shares at the time of vesting. The Company also reimbursed the holders of the shares for their tax obligations associated with the receipt of such shares. The Company has recorded as compensation expense $12,580 for the restricted shares and related tax reimbursements.

     The Company entered into employment agreements with six executive officers ("Employment Agreements") which became effective on November 29, 1996. Each was amended in August 1997. The purpose of the Employment Agreements was to provide the Company with continuity of management following its emergence from bankruptcy. The Employment Agreements terminate on the later of the second anniversary of any change of control occurring prior to December 31, 1998 or May 18, 1999. The consummation of the Acquisition did constitute a change of control under the Employment Agreements. Three of the six executive officers of the

                         EAGLE-PICHER INDUSTRIES, INC.

Company have received severance benefits pursuant to the Employment Agreements. These payments, as well as severance payments to another former officer, aggregated $5,989.

K. RETIREMENT BENEFIT PLANS

     Substantially all employees of the Company and its subsidiaries are covered by various pension or profit sharing retirement plans. The cost of providing retirement benefits, including the net periodic pension cost (income), was $900 for the twelve months ended November 30, 1998, $1,900 in 1997 and $2,300 in 1996. Amounts for a supplemental executive retirement plan to provide senior management with benefits in excess of normal pension benefits are included in the cost of providing retirement benefits. Under the plan, annuities are purchased by the Company and distributed to participants on an annual basis. The cost of these annuities was $1,314 for the twelve months ended November 30, 1998, $1,058 in 1997 and $1,279 in 1996.

     The Company's funding policy for defined benefit plans is to fund amounts on an actuarial basis to provide for current and future benefits in accordance with the funding guidelines of ERISA.

     Plan benefits for salaried employees are based primarily on employees' highest five consecutive years' earnings during the last ten years of employment. Plan benefits for hourly employees typically are based on a dollar unit multiplied by the number of service years.

     Net periodic pension expense for the Company's defined benefit plans included the following components:

                                            TWELVE MONTHS
                                                ENDED
                                            NOVEMBER 30,
                                                1998             1997             1996
                                            -------------    -------------    -------------
                                                             PREDECESSOR A    PREDECESSOR B
Service cost -- benefits earned during the
  period..................................    $  5,459         $  4,848         $  5,497
Interest cost on projected benefit
  obligations.............................      14,618           14,276           13,701
Actual gain on plan assets................     (21,959)         (36,544)         (29,296)
Net amortization and deferral.............         (28)          16,669           10,000
                                              --------         --------         --------
Net Periodic pension cost (income)........    $ (1,910)        $   (751)        $    (98)
                                              ========         ========         ========

     In addition, in 1997, the Company recognized a curtailment gain of $1,662 due to the reduction in active participants in the Company's retirement plans that resulted primarily from the divestiture of divisions.

     The plans' assets consist primarily of listed equity securities and publicly traded notes and bonds. The actual net return on plan assets was 8.6% for the twelve months November 30, 1998, 15.3% in 1997 and 13.5% in 1996, and generally reflects the performance of the equity and bond markets.

                         EAGLE-PICHER INDUSTRIES, INC.

     The following table sets forth the plans' funded status on the measurement dates, November 30, 1998 and 1997, and amounts recognized in the Company's Consolidated Balance Sheets as of those dates.

                                                              1998           1997
                                                            ---------    -------------
                                                                         PREDECESSOR A
Actuarial present value of:
  Vested benefit obligation...............................  $(196,668)     $(184,123)
                                                            =========      =========
  Accumulated benefit obligation..........................  $(203,391)     $(191,148)
                                                            =========      =========
  Projected benefit obligation............................  $(223,920)     $(209,701)
Plan assets at fair value.................................    259,522        250,036
                                                            ---------      ---------
Projected benefit obligation less than plan assets........     35,602         40,335
Unrecognized net (gain) loss..............................      7,211         (3,761)
Unrecognized prior service cost...........................         --             47
                                                            ---------      ---------
Prepaid pension cost recognized...........................  $  42,813      $  36,621
                                                            =========      =========

     The discount rate and weighted average rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 4.2%, and 7.0% and 4.2%, respectively at November 30, 1998 and 1997, respectively. The assumption used for the long-term rate of return on assets was 9.0% in 1998 and 1997. The effect of the change in the discount rate was to increase the projected benefit obligation by $7,183 at November 30, 1998.

     Upon the Acquisition, all unrecognized reconciling items as of February 24, 1998 were recognized and recorded on the Company's Consolidated Balance Sheet in accordance with purchase accounting. The effect of the Acquisition was to increase the prepaid pension cost recognized by $3,714 at February 24, 1998.

     The Company also offers 401(k) savings plans to its employees in the United States. In most cases, the participants may contribute up to 15% of their compensation of which 50% of their contribution up to 6% of their compensation is matched by the Company. The cost of these plans to the Company was $1,641 in the nine months ended November 30, 1998, $540 in the three months ended February 28, 1998, $2,344 in 1997 and $2,235 in 1996.

L. EMPLOYEE BENEFITS OTHER THAN PENSIONS

     In addition to providing pension retirement benefits, the Company makes health care and life insurance benefits available to certain retired employees on a limited basis. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverages. Eligible employees may elect to be covered by these health and life insurance benefits if they reach early or normal retirement age while working for the Company. In most cases, a retiree contribution for health insurance coverage is required. The Company funds these benefit costs primarily on a pay-as-you-go basis. The net amounts funded approximate $1,000 on an annual basis.

                         EAGLE-PICHER INDUSTRIES, INC.

     The components of net periodic postretirement benefit cost were as follows:

                                            TWELVE MONTHS
                                                ENDED
                                            NOVEMBER 30,
                                                1998             1997             1996
                                            -------------    -------------    -------------
                                                             PREDECESSOR A    PREDECESSOR B
Service cost -- benefits earned during the
  period..................................    $    534          $  554           $  710
Interest cost on accumulated
  postretirement benefit obligation.......       1,101           1,241            1,424
Amortization of unrecognized net gain.....          --             (93)              --
                                              --------          ------           ------
Net periodic postretirement benefit
  cost....................................    $  1,635          $1,702           $2,134
                                              ========          ======           ======

     In addition, in 1997, the Company recognized a curtailment gain of $564 due to the reduction in eligible employees that resulted primarily from the divestiture of divisions.

     A reconciliation of the accumulated postretirement benefit obligation measured as of November 30, 1998 and 1997 to amounts recognized in the Consolidated Balance Sheets at those dates is as follows:

                                                               1998          1997
                                                              -------    -------------
                                                                         PREDECESSOR A
Retirees and dependents.....................................  $ 8,908       $10,670
Eligible active participants................................    1,609         2,074
Other active participants...................................    6,442         6,993
                                                              -------       -------
Accumulated postretirement benefit obligation...............   16,959        19,737
Unrecognized net gain.......................................      631         1,944
                                                              -------       -------
Accrued postretirement benefit costs........................  $17,590       $21,681
                                                              =======       =======

     Upon the Acquisition, all unrecognized reconciling items as of February 24, 1998 were recognized and recorded on the Company's Consolidated Balance Sheet in accordance with purchase accounting. The effect of the Acquisition was to decrease the accrued postretirement benefit costs by $4,718.

     Benefit costs were estimated assuming retiree health care costs would initially increase at a 9% annual rate which decreases to an ultimate rate of 6% in 4 years. If this annual trend rate would increase by 1%, the accumulated postretirement obligation as of November 30, 1998 would increase by $1,888 with a corresponding increase of $247 in the postretirement benefit expense in 1998. The discount rates used in determining the accumulated postretirement obligation at November 30, 1998 and 1997 were 6.75% and 6.5%, respectively. The effect of the change in the discount rate was not material to the accumulated postretirement benefit obligation at November 30, 1998.

     In May 1998, the Company adopted a Stock Appreciation Rights Plan ("SAR Plan") to reward those executives and managers whose individual performance and effort will have a direct impact on achieving the Company's profit and growth objectives. Shares of stock are not actually awarded, however participants are awarded units on which appreciation is calculated based on the Company's equity position. The units vest over five years and are payable any time during the sixth through tenth year following the date of award. The expense related to the SAR Plan was $640 in the nine months ended November 30,1998.

                         EAGLE-PICHER INDUSTRIES, INC.

M. ASBESTOS LITIGATION CLAIMS

     As discussed in Note C, above, the Plan provides that all present and future asbestos-related personal injury claims will be channeled to and resolved by the PI Trust. Such claims result from exposure to asbestos-containing industrial insulation products that the Subsidiary manufactured from 1934 to 1971. The Company expects that the claims that were filed pursuant to the bar date for such claims, and such claims that will arise for several decades into the future, will be administered and resolved by the PI Trust. In fact, the Company has learned that the PI Trust began resolving and paying such claims in fiscal 1997.

     Further, the Company expects that the channeling injunction provided by section 524 of the Bankruptcy Code will prevent any such claimants from prosecuting such claims against the reorganized Company. The Company is not aware of any attempt by any asbestos-related personal injury claimant to nullify the channeling injunction provided by section 524 of the Bankruptcy Code subsequent to the entry of that injunction by the Bankruptcy Court and the District Court in November 1996.

     In addition, the Plan also resolved and discharged all asbestos property damage claims ("property claims") against the Company. The class of holders of property claims voted to accept a settlement for such claims that was contained in the Plan. Pursuant to the settlement, the Company has set aside $3,000 in cash to fund a trust to resolve property claims. Certain of the holders of property claims will appoint trustees to establish and administer such trust. The Company expects that such trust will be established in due course. Further, the Company expects that an injunction provided by the Plan, which orders all holders of property claims to pursue those property claims solely against such trust, will prevent any such claimants from prosecuting property claims against the reorganized Company.

N. ENVIRONMENTAL AND OTHER LITIGATION CLAIMS

     Most of the pre-petition claims against the Company alleging a right to payment due to environmental and litigation matters were resolved prior to the Effective Date. The holders of those claims which were allowed have received a proportionate distribution of the assets of the estate based on the amount of their claims to the total liabilities of the Company.

     In addition to the items discussed below, the Company is involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of business. As of November 30, 1998, the Company has reserved $9,500 associated with environmental remediation activities at some of its current and former sites. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

ENVIRONMENTAL

     The settlement agreement among the Company, the United States Environmental Protection Agency ("US EPA") and the United States Department of Interior ("EPA Settlement Agreement") which resolved the majority of the 1,102 proofs of claim timely filed alleging a right to payment because of environmental matters, was approved by the Bankruptcy Court in June 1996. Certain parties that may be liable at certain of the sites resolved by the settlement appealed such approval. In August 1997, the District Court affirmed the Bankruptcy Court's approval of the settlement. The time within which such affirmance may be appealed has expired without any further appeal having been taken. Thus, the settlement has become final and binding on all parties.

     One of the significant features of the EPA Settlement Agreement is with respect to "Additional Sites." Additional Sites are those superfund sites, not owned by the Company, for which the Company's liability allegedly arises as a result of pre-petition waste disposal or recycling. The Company retains all of its defenses, legal or factual, at such sites. However, if the Company is found liable at any Additional Sites or settles any claims for any Additional Sites, the Company is required to pay as if such claims had been resolved in the

                         EAGLE-PICHER INDUSTRIES, INC.

reorganization under chapter 11 of the bankruptcy code. Thus, the Company's liability at Additional Sites will be paid at approximately 37% of any amount due.

     As of November 30, 1998, the Company had received notice that it may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 at a number of Additional Sites. The Company believes, after an investigation of these claims, that it has only de minimis liability at all but two of these sites described in the following two paragraphs.

     The Company received notice from the US EPA in 1997 alleging liability for remediation expenses at the site of a former zinc smelting facility owned and operated by the Company at Henryetta, Oklahoma, and for the removal and disposal from surrounding residential locations of contaminated soil and gravel that originated from the facility and from other companies operating in the area. The Company operated the facility for approximately 50 years until it was shut down in 1968. The US EPA performed remedial activities at the site at a cost of approximately $5,000 to $6,000. The Company has offered to settle this claim for $2,800 (payable at approximately 37%).

     The Company received a notice from the US EPA in 1996 alleging that it may be a Potentially Responsible Party ("PRP") regarding liability for remediation expenses at a secondary lead smelting facility in Dallas, Texas ("RSR"). The Company allegedly leased the facility, which was in operation until about 1984, for a period of at least one year in the early 1950s. The US EPA has conducted and continues to conduct extensive remedial activities at this site, the total expenses of which are estimated at approximately $55,000. The Company is one of more that 1,000 PRP's identified by the US EPA in connection with this site and is not identified by US EPA as one of the 14 significant PRPs. However, the Company believes that it may be required to make some expenditure to resolve its potential liability for remediation expenses in connection with this site. The Company has offered to settle this claim for $1,800 (payable at approximately 37%).

     The Company believes that the settlements for the RSR and Henryetta sites will be a deduction from the Final Distribution.

     In addition to the Additional Sites described above, the Company is involved with the following environmental matters not covered by the EPA Settlement Agreement.

     The Company is undertaking corrective actions under the Resource Conservation and Recovery Act ("RCRA") at its Joplin, Missouri facility. Consistent with the terms of its RCRA permit, the Company has been investigating the nature and extent of contamination present as a result of manufacturing activities during the 130-year operating history of this property. These investigations have identified areas of soil and groundwater contamination, certain of which will likely require the Company to undertake remedial activities. The US EPA has indicated that these actions will likely be required to take place over the next two years. Based on available information, the Company anticipates that these actions will cost between $600 and $2,600.

     At the Company's Colorado Springs, Colorado facility the closure of four former hazardous waste surface impoundments is being completed. Materials formerly stored in these impoundments have contaminated groundwater and soils at and around the facility. A groundwater remediation system was placed in service in 1995 and continues in operation. The Company will enter into an Order on Consent with the State of Colorado in 1999 to evaluate residual groundwater contamination and soil contamination associated with the site, and to undertake additional remedial actions as appropriate to remediate the contamination. Based on available information, the Company anticipates that these actions will cost approximately $1,800.

     In August, 1998, Fibrex, Inc., ("Fibrex") which purchased the Company's fibers division in 1982, sent a letter demanding indemnification under the 1982 sale agreement for future environmental remediation costs. The amount of such costs cannot be reliably estimated at this time. The Company filed a motion in the Bankruptcy Court to enforce the Plan against Fibrex. The Company believes that any liability it may have had to Fibrex was

                         EAGLE-PICHER INDUSTRIES, INC.

discharged by the Plan and the Bankruptcy Court's Confirmation Order and intends to contest any claim by Fibrex vigorously.

     In 1998, the Company received $14,784 from insurance companies in settlement of certain claims relating primarily to environmental remediation, with the offset to the Excess of Acquired Net Assets Over Cost because the claim represented a pre-acquisition contingency.

LEAD CHEMICALS

     The Plan that was consummated on November 29, 1996 provides that all lead-related personal injury claims that were pending on the Plan's Effective Date and all future lead-related personal injury claims, will be channeled to and resolved by the PI Trust discussed in Notes C and M, above. The Company expects that the channeling injunction provided by section 524 of the Bankruptcy Code will prevent any such claimants from prosecuting such claims against the reorganized Company. The Company is not aware of any attempt by any lead-related personal injury claimant to nullify the channeling injunction provided by section 524 of the Bankruptcy Code subsequent to the entry of that injunction by the Bankruptcy Court and the District Court in November 1996. All claims asserting liability against the Company based on property damage from lead chemicals allegedly manufactured and sold by the Company were disallowed during the reorganization.

OTHER LITIGATION CLAIMS

     In May 1997, Caradon Doors and Windows, Inc. ("Caradon") filed a suit against the Company in the U.S. District Court in Atlanta, Georgia alleging breach of contract and asserting contribution rights against the Company. Prior to this suit, Caradon had been found liable to Therma-Tru Corporation ("Therma-Tru") in the amount of approximately $8,800 for infringing a Therma-Tru patent for plastic door components manufactured by the Company's now divested Plastics Division. Caradon settled the litigation with Therma-Tru and was seeking to recover some or all of its liability from the Company. In May 1997, Therma-Tru also attempted to hold the Company liable for patent infringement for plastic door components that the Plastics Division manufactured and sold to Pease Industries, Inc. ("Pease"). Further, after the Company divested its Plastics Division in July 1997, Therma-Tru attempted to hold the purchaser of the Plastics Division, Cambridge Industries, Inc. ("Cambridge"), liable for infringement for Cambridge's manufacture of door components for Pease after the divestiture, but using the prior technology. The Company had agreed to indemnify Cambridge for those sales. Thus, Therma-Tru's suit against Cambridge might also be a liability of the Company. The Company estimates that the total damages that Therma-Tru is seeking to recover, jointly and severally, from the Company and Pease in these two suits is approximately $11,400. The Company asserted, in separate motions filed to dismiss these claims, that all of Caradon's and Therma-Tru's claims had been discharged in the Company's reorganization under chapter 11. The Company believes that it has valid legal and factual defenses and intends to contest vigorously all such claims.

O. ACQUISITIONS AND DIVESTITURES

     The Company has signed a letter of intent to acquire the stock of Charterhouse Automotive Group, Inc., a holding company whose only operating subsidiary is Carpenter Enterprises, Ltd. ("Carpenter"), a manufacturer of precision-machined automotive parts, for approximately $41,000 in cash. It is expected that Carpenter will have approximately $32,000 of debt at the closing, of which approximately $20,000 will be refinanced from the Facility. The acquisition will be accounted for as a purchase. The transaction is expected to be consummated during the first quarter of 1999, subject to the results of a due diligence investigation and various conditions including negotiation of a mutually acceptable stock purchase agreement.

     The Company sold its Trim Division in November, 1998. The transaction was held in escrow until certain conditions were met in December 1998, resulting in a receivable on the Consolidated Balance Sheet of $14,500 at November 30, 1998. In December 1998, the Company received a $2,100 note due in 2000 which is secured by a

                         EAGLE-PICHER INDUSTRIES, INC.

first mortgage on the real estate and the remainder of the proceeds in cash. The impact of this transaction on net income (loss) was not material. The Company is guarantor of tooling receivables due from both original equipment manufacturers and their suppliers. The Company believes the likelihood of customer default of these receivables to be remote.



     Pursuant to the Plan, in 1997, the Company sold its Plastics, Transicoil and Fabricon Divisions to fund the repayment of the Divestiture Notes. The Company received net cash proceeds of $39,007. The aggregate loss on these transactions was $2,411.



     The Company received a note for $3,719 from the buyer of the Fabricon Division, which is included in Other Assets. The note bears interest of 8% per annum and is secured by accounts receivable and inventory. Payments of $300 are required on the first and second anniversaries of the note with the balance due on October 31, 2000. The first payment was received in accordance with these terms.



     The Company remains as guarantor on the lease of the building in which the former Transicoil Division is located, and is liable should the buyer not perform on the lease. The remaining lease payments total approximately $9,000 over the lease term which expires in 2005. The Company believes the likelihood of being liable for the lease to be remote.



     Included in the Consolidated Statements of Income (Loss) are the following results of these divested divisions (excluding net loss on sale of divisions):



                               NINE MONTHS     THREE MONTHS
                                  ENDED            ENDED
                               NOVEMBER 30,    FEBRUARY 28,
                                   1998            1998             1997             1996
                               ------------    -------------    -------------    -------------
                                               PREDECESSOR A    PREDECESSOR A    PREDECESSOR B
Net sales....................    $18,600         $  7,076         $100,717         $140,169
                                 =======         ========         ========         ========
Operating Income (Loss)......    $  (744)        $    144         $   (552)        $    326
                                 =======         ========         ========         ========



P. TRANSACTIONS WITH RELATED PARTIES



     In connection with the Acquisition, the Company paid Granaria Holdings a transaction fee of $7,300 (approximately 1% of the transaction value) in consideration for advisory services related to structuring and financing the Acquisition. Granaria Holdings was also reimbursed for other costs incurred related to the Acquisition, issuance of the Subordinated Notes and Preferred Stock offering.



Q. INDUSTRY SEGMENT INFORMATION



     The Company is a diversified manufacturer serving global markets and many industries.



     United States net sales include export sales to non-affiliated customers of $70,800 in the nine months ended November 30, 1998, $23,600 in the three months ended February 28, 1998, $113,600 in 1997 and $108,500 in 1996.



     A general description of the products manufactured and the markets served by the Company's three industry segments (listed in order of the magnitude of net sales) is:



AUTOMOTIVE



     The operations in the Automotive Segment provide mechanical, structural, and trim parts for passenger cars, trucks, vans and sport utility vehicles for the original equipment manufacturers and replacement markets. Resources are concentrated in serving the North American, European and Pacific Rim markets.

                         EAGLE-PICHER INDUSTRIES, INC.

     Sales and operating income (loss) (excluding net loss on sale of divisions), respectively, of divested operations and operations contributed to the E-P-Boge joint venture, which were included in the Automotive Segment were $18,600 and $(744) in the nine months ended November 30, 1998, $7,706 and $144 in the 3 months ended February 28, 1998, $68,973 and $(2,790) in 1997 and $102,408 and $(2,614) in 1996.

     Consolidated sales to Ford Motor Company amounted to $121,100 in the nine months ended November 30, 1998, $39,800 in the three months ended February 28, 1998, $170,500 in 1997 and $167,700 in 1996. No other customer accounted for 10% or more of consolidated sales.

MACHINERY

     The Machinery Segment serves the commercial aerospace, food and beverage and other industrial markets globally and the construction market in the United States. Its products include earth moving machines, heavy-duty forklift trucks, aerospace and defense batteries and components, metal cleaning and finishing systems and other industrial machinery. Divested operations included in this segment had sales and operating income (excluding net loss on sale of divisions), respectively, of $12,788 and $834 in 1997 and $18,023 and $934 in 1996.

INDUSTRIAL

     Diatomaceous earth products, rubber products, rare metals, fiberglass reinforced plastic parts and industrial chemicals are produced by the Industrial Segment operations serving the food and beverage, recreation, nuclear, telecommunications, electronics and other industrial markets globally. Sales and operating income (excluding net loss on sale of divisions), respectively, of divested operations included in this Segment were $29,534 and $1,500 in 1997 and $39,344 and $1,008 in 1996.

     Sales between segments were not material.

                         EAGLE-PICHER INDUSTRIES, INC.

     The Company's foreign operations are located primarily in Europe and also in Mexico. Intercompany transactions with foreign operations are made at established transfer prices. Information regarding the Company's domestic and foreign sales, operating income and identifiable assets follows:



                                                                         TRANSFER SALES/
                                              UNITED STATES   FOREIGN     ELIMINATIONS      CONSOLIDATED
                                              -------------   -------    ---------------    ------------
NINE MONTHS ENDED NOVEMBER 30, 1998
SALES.......................................    $585,664      $80,953       $(20,633)         $645,984
                                                ========      =======       ========          ========
OPERATING INCOME............................    $ 13,939      $ 1,419       $    112          $ 15,470
                                                ========      =======       ========          ========
IDENTIFIABLE ASSETS.........................    $773,926      $96,359       $(53,958)         $816,327
                                                ========      =======       ========          ========
--------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED FEBRUARY 28, 1998
PREDECESSOR A
SALES.......................................    $189,305      $23,041       $ (6,504)         $205,842
                                                ========      =======       ========          ========
OPERATING INCOME............................    $ 10,186      $ 1,018       $   (177)         $ 11,027
                                                ========      =======       ========          ========
IDENTIFIABLE ASSETS.........................  N/A.......          N/A            N/A               N/A
                                                ========      =======       ========          ========
Year Ended November 30, 1997
Predecessor A
Sales.......................................    $842,195      $88,614       $(24,732)         $906,077
                                                ========      =======       ========          ========
Operating income............................    $ 39,744      $ 6,071       $   (257)         $ 45,558
                                                ========      =======       ========          ========
Identifiable assets.........................    $698,444      $74,477       $(26,040)         $746,881
                                                ========      =======       ========          ========
--------------------------------------------------------------------------------------------------------
Year Ended November 30, 1996
Predecessor B
Sales.......................................    $830,013      $83,991       $(22,717)         $891,287
                                                ========      =======       ========          ========
Operating income............................    $ 54,139      $ 8,240       $   (273)         $ 62,106
                                                ========      =======       ========          ========
Identifiable assets.........................    $807,508      $63,843       $(22,471)         $848,880
                                                ========      =======       ========          ========

                         EAGLE-PICHER INDUSTRIES, INC.

                          INDUSTRY SEGMENT INFORMATION


                                      INDUSTRIAL                                   MACHINERY
                       -----------------------------------------   -----------------------------------------
                       9 MONTHS   3 MONTHS                         9 MONTHS   3 MONTHS
                        ENDED      ENDED                            ENDED      ENDED
                       NOV. 30,   FEB. 28,                         NOV. 30,   FEB. 28,
                         1998       1998       1997       1996       1998       1998       1997       1996
                       --------   --------   --------   --------   --------   --------   --------   --------
                                  PRED. A    PRED. A    PRED. B               PRED. A    PRED. A    PRED. B
                                                     (IN MILLIONS OF DOLLARS)
Sales................   $113.6     $37.7      $200.1     $194.1     $201.8     $64.4      $270.8     $257.6
                        ======     =====      ======     ======     ======     =====      ======     ======
Operating Income.....     12.9       3.2        15.0       20.6       19.5       5.4        20.0       22.5
                        ======     =====      ======     ======     ======     =====      ======     ======
Depreciation and
  amortization.......      9.5       3.4        14.4        6.9        9.9       2.3        10.3        5.0
                        ======     =====      ======     ======     ======     =====      ======     ======
Capital
  expenditures.......      3.8       0.4        10.6       10.8        8.8       1.3         5.9        4.5
                        ======     =====      ======     ======     ======     =====      ======     ======
Identifiable Assets..    159.1       N/A       138.1      146.3      210.0       N/A       122.3      136.0
                        ======     =====      ======     ======     ======     =====      ======     ======

                                        AUTOMOTIVE
                       --------------------------------------------
                        9 MONTHS     3 MONTHS
                          ENDED       ENDED
                        NOV. 30,     FEB. 28,
                          1998         1998       1997       1996
                       -----------   --------   --------   --------
                                     PRED. A    PRED. A    PRED. B
                                 (IN MILLIONS OF DOLLARS)
Sales................    $330.6       $103.7     $435.2     $439.6
                         ======       ======     ======     ======
Operating Income.....      26.5          8.2       29.7       38.5
                         ======       ======     ======     ======
Depreciation and
  amortization.......      22.7          7.1       30.9       18.7
                         ======       ======     ======     ======
Capital
  expenditures.......      13.5          3.8       34.6       29.5
                         ======       ======     ======     ======
Identifiable Assets..     333.8          N/A      274.0      292.8
                         ======       ======     ======     ======


                                     SEGMENT TOTAL                                  CORPORATE
                        ---------------------------------------   ---------------------------------------------
                        9 MONTHS   3 MONTHS                       9 MONTHS    3 MONTHS
                         ENDED      ENDED                          ENDED        ENDED
                        NOV. 30,   FEB. 28,                       NOV. 30,    FEB. 28,
                          1998       1998      1997      1996       1998        1998          1997       1996
                        --------   --------   -------   -------   --------   -----------   ----------   -------
                                                                               PRED. A      PRED. A
                                   PRED. A    PRED. A   PRED. B              (IN MILLIONS OF DOLLARS)   PRED. B
Sales.................   $646.0     $205.8    $906.1    $891.3     $    -       $  -_        $    -     $     -
                         ======     ======    ======    ======     ======       =====        ======     =======
Operating Income
  (loss)..............     58.9       16.8      64.7      81.6      (43.4)       (5.8)        (19.1)      (19.5)
                         ======     ======    ======    ======     ======       =====        ======     =======
Adjustment for
  asbestos
  litigation..........                                                 --          --            --       502.2
Interest expense......                                              (36.3)       (6.9)        (31.3)       (3.1)
Other income
  (expense)...........                                                1.8          .8          (0.3)       (2.9)
Reorganization
  items...............                                                 --          --            --       116.3
                                                                   ======       =====        ======     =======
Income (loss) before
  taxes...............
Depreciation and
  amortization........     42.1       12.8      55.6      30.6        2.2          --           0.4         0.2
                         ======     ======    ======    ======     ======       =====        ======     =======
Capital
  expenditures........     26.1        5.5      51.1      44.8        0.2         0.2           0.2         0.2
                         ======     ======    ======    ======     ======       =====        ======     =======
Identifiable assets...    702.9        N/A     534.4     575.1      113.4         N/A         212.5       273.8
                         ======     ======    ======    ======     ======       =====        ======     =======

                                          TOTAL
                        ------------------------------------------
                         9 MONTHS     3 MONTHS
                           ENDED       ENDED
                         NOV. 30,     FEB. 28,
                           1998         1998      1997      1996
                        -----------   --------   -------   -------

                                      PRED. A    PRED. A   PRED. B
Sales.................    $646.0       $205.8    $906.1    $891.3
                          ======       ======    ======    ======
Operating Income
  (loss)..............      15.5         11.0      45.6      62.1
                          ======       ======    ======    ======
Adjustment for
  asbestos
  litigation..........        --           --        --     502.2
Interest expense......     (36.3)        (6.9)    (31.3)     (3.1)
Other income
  (expense)...........       1.8           .8      (0.3)     (2.9)
Reorganization
  items...............        --           --        --     116.3
                          ------       ------    ------    ------
Income (loss) before
  taxes...............     (19.0)         4.9      14.0     674.6(1)
                          ======       ======    ======    ======
Depreciation and
  amortization........      44.3         12.8      56.0      30.8
                          ======       ======    ======    ======
Capital
  expenditures........      26.3          5.7      51.3      45.0
                          ======       ======    ======    ======
Identifiable assets...     816.3          N/A     746.9     848.9
                          ======       ======    ======    ======


---------------


(1) Before extraordinary gain and cumulative effect of accounting change.

                              REPORT OF MANAGEMENT

     The Company's management is responsible for the preparation and presentation of the consolidated financial statements. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and as such include amounts based on judgements and estimates made by management.

     The Company's system of internal accounting controls is designed to provide reasonable assurance at reasonable cost that assets are safeguarded from loss or unauthorized use, and that the financial records may be relied upon for the preparation of the consolidated financial statements.

     The consolidated financial statements have been audited by our independent auditors, Deloitte and Touche LLP. Their audit is conducted in accordance with generally accepted auditing standards and provides an independent assessment as to the fair presentation, in all material respects, of the Company's consolidated financial statements.

     The Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review internal accounting controls and the quality of financial reporting. Financial management and the independent auditors have full and free access to the Audit Committee.

/s/ ANDRIES RUIJSSENAARS
Andries Ruijssenaars
President and Chief Executive Officer

/s/ CARROLL D. CURLESS
Carroll D. Curless
Vice President and Controller

Cincinnati, Ohio
January 18, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors


Eagle-Picher Industries, Inc.:



     We have audited the accompanying consolidated balance sheet of Eagle-Picher Industries, Inc. (a wholly-owned subsidiary of Eagle-Picher Holdings, Inc.) and subsidiaries as of November 30, 1998 (Successor Company balance sheet), and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the nine month period ended November 30, 1998 (Successor Company operations). In addition, we have audited the accompanying consolidated balance sheet of Eagle-Picher Industries, Inc. and subsidiaries as of November 30, 1997 (Predecessor Company balance sheet under fresh-start accounting), and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the year ended November 30, 1997 and the three month period ended February 28, 1998 (Predecessor Company operations under fresh-start accounting). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Predecessor Company's consolidated statements of income (loss), shareholder's equity and cash flows for the year ended November 30, 1996, were audited by other auditors whose report, dated February 5, 1997, expressed an unqualified opinion on those statements and included explanatory paragraphs related to the Company emerging from Chapter 11 of the United States Bankruptcy Code, described in Notes A and C to the consolidated financial statements, and the Predecessor Company's change in computing LIFO for certain inventories described in Note D to the consolidated financial statements.



     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



     In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor Company as of November 30, 1998, and the results of its operations and its cash flows for the nine month period then ended. Further, in our opinion, the Predecessor Company consolidated financial statements under fresh-start accounting referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of November 30, 1997, and the results of its operations and its cash flows for the year ended November 30, 1997, and the three months ended February 28, 1998, in conformity with generally accepted accounting principles.



     As discussed in Note A and C to the consolidated financial statements, effective November 29, 1996, the Company emerged from Chapter 11 of the United States Bankruptcy Code and adopted "fresh-start" reporting principles in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As a result, the consolidated financial statements for the period subsequent to the adoption of fresh-start reporting are presented on a different cost basis than that for prior periods and, therefore, are not comparable.



     As discussed in Notes A and B to the consolidated financial statements, Eagle-Picher Industries, Inc. was acquired on February 24, 1998 by Eagle-Picher Holdings, Inc., a majority-owned subsidiary of Granaria Industries B.V. As a result, the consolidated financial statements as of and for the three month period ended February 28, 1998 include the effects of such acquisition as of February 24, 1998 and, therefore, are not comparable to consolidated financial statements prepared subsequent to February 28, 1998.



/s/ DELOITTE & TOUCHE LLP


Cincinnati, Ohio


January 18, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Eagle-Picher Industries, Inc.:

     We have audited the accompanying consolidated statements of income (loss), shareholders equity (deficit), and cash flows of Eagle-Picher Industries, Inc. and subsidiaries for the year ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Eagle-Picher Industries, Inc. and subsidiaries and their cash flows for the year ended November 30, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note A and C to the consolidated financial statements, effective November 29, 1996, the Company emerged from chapter 11 of the United States Bankruptcy Code and adopted "fresh-start" reporting principles in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

     As discussed in Note D to the consolidated financial statements, the Company changed its method of computing LIFO for inventories of boron, germanium and other rare metals in 1996.

                                          /s/ KPMG LLP

Cincinnati, Ohio
February 5, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the name, age and position with the Company of the individuals who serve as directors and executive officers of the Company. Directors will hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers will hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

               NAME                  AGE                 POSITION
               ----                  ---                 --------
Joel P. Wyler......................  49     Director, Chairman of the Board
Daniel C. Wyler....................  47     Director
Thomas E. Petry....................  59     Director
Dr. Wendelin Wiedeking.............  46     Director
Andries Ruijssenaars...............  56     Director, President and Chief
                                            Executive Officer
Wayne R. Wickens...................  52     Senior Vice President
Michael E. Aslanian................  44     Group Vice President
Carroll D. Curless.................  60     Vice President and Controller
David G. Krall.....................  37     Vice President, General Counsel and
                                            Secretary

     Mr. Joel P. Wyler became a Director of the Company and Chairman of its Board upon consummation of the Acquisition. Mr. Wyler has been the Chairman of the Board of Directors of Granaria Holdings B.V. since 1982.

     Mr. Daniel C. Wyler was appointed as a Director of the Company in January 1999. He has been the Chief Executive Officer of Granaria Holdings B.V. since 1989.

     Mr. Petry has been a Director of the Company since 1981. Upon consummation of the Acquisition, Mr. Petry resigned as Chairman of the Board of Directors, a position he held since 1989, and as Chief Executive Officer, a position he held since 1982. Mr. Petry is also a director of Cinergy Corp., Firstar Corp., Union Central Life Insurance Co. and The Wm. Powell Company.

     Mr. Wiedeking was appointed as a Director of the Company in January 1999. He has been the Chairman of the Board of Porsche AG since 1993 where he is also President and Chief Executive Officer.

     Mr. Ruijssenaars has been President and a Director of the Company since 1994, and upon consummation of the Acquisition, he also became the Company's Chief Executive Officer. He was Senior Vice President of the Company from 1989 until December 1994. Mr. Ruijssenaars was first employed by the Company in 1980 as General Manager of Eagle-Picher Industries GmbH in Ohringen, Germany, and has also served as Executive Vice President and then President of the Company's Ohio Rubber Company Division.

     Mr. Wickens has been Senior Vice President of the Company since September 1998. Prior to that time, beginning in December 1994, he was Senior Vice President -- Automotive. From 1990 until December 1994, he was Division President of the Company's Hillsdale Tool & Manufacturing Co. Mr. Wickens joined the Company in 1976 as a management trainee with the Company's former Fabricon Automotive Division, and was promoted to Plant Manager, Vice President and then President of Fabricon Automotive. Subsequently, Mr. Wickens served as President of the Wolverine Gasket Division and then as Vice President of the Automotive Group.

     Mr. Aslanian has been Group Vice President since September 1998. From 1994 until September 1998, he was Division President of the Company's Hillsdale Tool & Manufacturing Co. Mr. Aslanian joined the Company in 1974 with the Company's former Fabricon Automotive Division where he was Production Manager, Plant Manager, and ultimately in 1989 Division Manager of the then newly-formed Trim Division. In 1990, he moved to the Hillsdale Tool & Manufacturing Co. as Vice President of Manufacturing and became President there in 1994.

     Mr. Curless was first employed by the Company in 1964. He became Assistant Controller in 1978 and Controller in 1984. He has been Vice President and Controller since 1986. Mr. Curless is also currently serving as the Company's interim Chief Financial Officer.

     Mr. Krall joined the Company in June 1998. Prior to coming to the Company, he had been with Taft, Stettinius & Hollister LLP, a legal firm based in Cincinnati, Ohio, since 1986 and had been a partner there since 1994.

     Mr. Joel P. Wyler and Mr. Daniel C. Wyler are brothers.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following Summary Compensation Table sets forth the compensation for the last three fiscal years of those persons who served as (i) the Company's Chief Executive Officer during fiscal 1998, (ii) the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of fiscal 1998, and
(iii) one additional individual who was among the Company's four most highly compensated executive officers other than the Chief Executive Officer, but was not serving as an executive officer of the Company at the end of fiscal 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG TERM
                                                                 ANNUAL COMPENSATION              COMPENSATION
                                                        -------------------------------------   -----------------
                                                                                 OTHER ANNUAL      RESTRICTED        ALL OTHER
                                          FISCAL YEAR                            COMPENSATION    STOCK AWARDS(S)    COMPENSATION
      NAME AND PRINCIPAL POSITION            ENDED      SALARY ($)   BONUS ($)      ($)(1)           ($)(2)            ($)(3)
      ---------------------------         -----------   ----------   ---------   ------------   -----------------   ------------
Andries Ruijssenaars(4).................   11/30/98      575,000      380,000     1,818,286         1,705,500        1,411,852
  President and Chief Executive Officer    11/30/97      525,000      205,000       179,244                --          208,006
                                           11/30/96      425,000      160,000       174,171                --          201,233

Thomas E. Petry(5)......................   11/30/98      208,333           --     1,032,134                --        4,049,790
  Former Chairman and Chief Executive      11/30/97      625,000      278,000       232,737                --          261,903
    Officer
                                           11/30/96      625,000      239,000       218,919                --          246,873

Wayne R. Wickens........................   11/30/98      360,000      150,000       606,154           568,500          807,044
  Senior Vice President                    11/30/97      325,000      109,000        77,942                --           93,311
                                           11/30/96      295,000       72,000        99,564                --          118,199

Michael E. Aslanian(6)..................   11/30/98      211,750      130,000       312,540           337,500          269,584
  Group Vice President                     11/30/97      180,000       77,000         8,852                --           17,049
                                           11/30/96      172,000       61,000         9,228                --           17,553

Carroll D. Curless......................   11/30/98      250,000      130,000       321,332           284,250          488,229
  Vice President and Controller            11/30/97      240,000       67,000       116,456                --          134,611
                                           11/30/96      230,000       86,000        78,715                --           93,870

David G. Krall(7).......................   11/30/98       85,000       65,000        62,582            67,500              132
  Vice President, General                  11/30/97           --           --            --                --               --
  Counsel and Secretary                    11/30/96           --           --            --                --               --

David N. Hall(8)........................   11/30/98      307,500           --       932,806           284,250        2,648,334
  Former Senior Vice                       11/30/97      375,000      126,000       166,629                --          189,963
    President -- Finance
                                           11/30/96      360,000      107,000       146,980                --          167,786

---------------
(1) This column includes nothing for perquisites since in no case did perquisites exceed the reporting thresholds (the lesser of 10% of salary plus bonus or $50,000). For fiscal 1996 and 1997, the column is comprised of amounts for the payment of taxes on purchases of annuities under the Company's Supplemental Executive

Retirement Plan (the "SERP") for each of the Named Officers. In fiscal 1998, the column includes the following:



                                     PAYMENT OF TAXES ON PURCHASES OF    PAYMENT OF TAXES ON SHARES AWARDED
       NAMED EXECUTIVE OFFICER         ANNUITIES UNDER THE SERP ($)      UNDER THE INCENTIVE STOCK PLAN ($)
       -----------------------       --------------------------------    ----------------------------------
    Andries Ruijssenaars.........                 272,780                            1,545,506
    Thomas E. Petry..............               1,032,134                                   --
    Wayne R. Wickens.............                 105,228                              500,926
    Michael E. Aslanian..........                  13,276                              299,264
    Carroll D. Curless...........                  66,128                              255,204
    David G. Krall...............                      --                               62,582
    David N. Hall................                 675,362                              257,444



(2) The amounts in this column represent the dollar value of restricted stock awards granted to the Named Executive Officers during fiscal 1998 under the Company's Incentive Stock Plan (as described below), of shares of Class A Common Stock of Parent. Such awards were originally subject to periods of vesting but, pursuant to an amendment to the Incentive Stock Plan, all of such awards were fully vested on or before November 19, 1998 (see
    "-- Incentive Stock Plan," below). The amounts in this column, which comprise the entire aggregate holdings of each of the Named Executive Officers, represent the following numbers of shares: Mr. Ruijssenaars, 30,000 shares; Mr. Wickens, 10,000 shares; Mr. Aslanian, 6,250 shares; Mr. Curless, 5,000 shares; Mr. Krall, 1,250 shares; and Mr. Hall, 5,000 shares. The total aggregate dollar value of all stock awards under the Incentive Stock Plan is $4,651,500, which represents a total of 83,500 shares, all of which were fully vested on or before November 19, 1998. The EP Management Trust holds us of February 24, 1999, 9,250 unawarded shares of the Parent's Class A Common Stock, (See Note J to the Company's Consolidated Financial Statements at Item 8.) Dividends on the restricted stock, if any are declared, would be payable on the restricted stock. Parent, however, has no obligation to declare dividends and, pursuant to the terms of Parent's Preferred Stock, certain restrictions exist on Parent's ability to declare dividends on the Class A Common Stock.

(3) This column includes the following amounts:



                                                                                         AMOUNTS
                                                         COMPANY          VALUE OF         PAID
                                         COST OF     CONTRIBUTIONS TO     COMPANY      PURSUANT TO    AMOUNTS PAID IN
                              FISCAL     ANNUITY       EAGLE-PICHER      PAID LIFE      SHORT-TERM    CONNECTION WITH
                               YEAR       UNDER      SALARIED 401(K)     INSURANCE         SALE       TERMINATION OF
    NAMED EXECUTIVE OFFICER   ENDED      SERP ($)        PLAN ($)       PREMIUMS ($)   PROGRAM ($)    EMPLOYMENT ($)    TOTAL ($)
    -----------------------  --------   ----------   ----------------   ------------   ------------   ---------------   ---------
    Andries Ruijssenaars...  11/30/98     302,552         5,000            1,800       1,102,500                --      1,411,852
                             11/30/97     201,456         4,750            1,800             --                 --        208,006
                             11/30/96     195,331         4,750            1,152             --                 --        201,233
    Thomas E. Petry.......   11/30/98   1,132,002         4,688              600       1,625,000         1,250,000      4,012,290
                             11/30/97     255,353         4,750            1,800             --                 --        261,903
                             11/30/96     240,323         4,750            1,800             --                 --        246,873
    Wayne R. Wickens......   11/30/98     118,152         5,000            1,392        682,500                 --        807,044
                             11/30/97      87,169         4,750            1,392             --                 --         93,311
                             11/30/96     111,607         4,750            1,842             --                 --        118,199
    Michael E. Aslanian...   11/30/98      16,329         5,000              408        234,000                 --        255,737
                             11/30/97      11,891         4,750              408             --                 --         17,049
                             11/30/96      12,395         4,750              408             --                 --         17,553
    Carroll D. Curless....   11/30/98      72,829         5,000            2,400        408,000                 --        488,229
                             11/30/97     127,461         4,750            2,400             --                 --        134,611
                             11/30/96      86,720         4,750            2,400             --                 --         93,870
    David G. Krall........   11/30/98          --            --              132             --                 --            132
                             11/30/97          --            --               --             --                 --             --
                             11/30/96          --            --               --             --                 --             --
    David N. Hall.........   11/30/98     745,684         5,000            1,350       1,116,300           780,000      2,648,334
                             11/30/97     183,413         4,750            1,800             --                 --        189,963
                             11/30/96     161,236         4,750            1,800             --                 --        167,786


---------------


     In addition, for fiscal 1998, this column includes $37,500 paid to Mr. Petry as a director's fee (see "-- Compensation of Directors" below) and $13,847 paid to Mr. Aslanian for relocation expenses.



(4) Mr. Ruijssenaars became Chief Executive Officer effective February 24, 1998. Prior to that time, he was President and Chief Operating Officer of the Company.



(5) Mr. Petry resigned as Chairman of the Board and Chief Executive Officer effective February 24, 1998. Since that time, Mr. Petry has served as a Director of the Company.



(6) Mr. Aslanian assumed his present position on September 1, 1998; prior to that time, he was President of Hillsdale Tool & Manufacturing Co., a wholly-owned subsidiary of the Company.



(7) Mr. Krall was first employed by the Company on June 1, 1998, in his present capacity. The amount shown in the "salary" column for Mr. Krall represents amounts actually paid to Mr. Krall during fiscal 1998 based upon his annual salary of $170,000.



(8) Mr. Hall's employment with the Company ended on August 31, 1998.



LONG-TERM INCENTIVE PLAN



     The following table sets forth information as to awards to the following Named Executive Officer during fiscal 1998 under the Company's Share Appreciation Plan (the "LTIP"), a long-term incentive plan. No other Named Executive Officer received an award under the LTIP in fiscal 1998.

              LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR



                                                                                   ESTIMATED FUTURE PAYOUTS UNDER
                                                                                    NON-STOCK PRICE-BASED PLANS
     NAME         NUMBER OF UNITS(#)(1)    PERIOD UNTIL MATURATION OR PAYOUT(2)             TARGET($)(3)
     ----         ---------------------    ------------------------------------    ------------------------------
David G.                 50,000                          6/1/2004                             250,000
  Krall.......


---------------


(1) The Named Executive Officer has been granted units under the LTIP which represent the right to receive a cash payment from the Company based on a share of the increase in the Company's "Capitalized Earnings Value" (as defined in the LTIP) above a baseline. "Capitalized Earnings Value" is a formula-derived value considering the Company's EBITDA and cash position, the debt levels of Parent and Company and the total outstanding obligations of Parent with respect to its Preferred Stock, each at the end of each fiscal year.



(2) The units will vest at a rate of 20% on each of the first five anniversaries of the award date (except that the units of a participant who dies or is incapacitated while employed by the Company are immediately 100% vested, as are the units of a participant who is employed by the Company on a date in which control of the Company effectively changes). They are exercisable, if the individual remains employed by the Company, after the sixth anniversary of the award date but no later than the tenth anniversary of the award date. Upon termination of employment, all unvested units are forfeited and vested but unexercised units are deemed to have been immediately exercised.



(3) The target amount reported is based on the Company's projection of "Capitalized Earnings Value" assuming a growth rate consistent with historical trends (without considering periods of either extraordinary growth or recession or the effect on earnings of events relating to the Company's chapter 11 proceedings). The estimated target payment is provided only for the purposes of this table and is not intended to forecast actual appreciation, if any, in the "Capitalized Earnings Value" of the Company. The LTIP does not provide for a minimum (threshold), target or maximum payout.



RETIREMENT BENEFITS



     The following table shows the estimated total combined annual benefits to the Named Executive Officers upon retirement at age 62 payable under Social Security, the Salaried Plan (as defined herein), and the SERP:



                                                               YEARS OF SERVICE
                                           --------------------------------------------------------
             REMUNERATION                     15          20          25          30          35
             ------------                  --------    --------    --------    --------    --------
$ 250,000..............................    $ 90,000    $120,000    $150,000    $150,000    $150,000
  300,000..............................     108,000     144,000     180,000     180,000     180,000
  350,000..............................     126,000     168,000     210,000     210,000     210,000
  400,000..............................     144,000     192,000     240,000     240,000     240,000
  450,000..............................     162,000     216,000     270,000     270,000     270,000
  500,000..............................     180,000     240,000     300,000     300,000     300,000
  550,000..............................     198,000     264,000     330,000     330,000     330,000
  600,000..............................     216,000     288,000     360,000     360,000     360,000
  650,000..............................     234,000     312,000     390,000     390,000     390,000
  700,000..............................     252,000     336,000     420,000     420,000     420,000
  750,000..............................     270,000     360,000     450,000     450,000     450,000
  800,000..............................     288,000     384,000     480,000     480,000     480,000
  850,000..............................     306,000     408,000     510,000     510,000     510,000
  900,000..............................     324,000     432,000     540,000     540,000     540,000
  950,000..............................     342,000     456,000     570,000     570,000     570,000
 1,000,000.............................     360,000     480,000     600,000     600,000     600,000
 1,050,000.............................     378,000     504,000     630,000     630,000     630,000
 1,100,000.............................     396,000     528,000     660,000     660,000     660,000
 1,150,000.............................     414,000     552,000     690,000     690,000     690,000

     The Eagle-Picher Salaried Plan (the "Salaried Plan" and, together with the SERP, the "Retirement Plans") is a non-contributory defined benefit pension plan in which the Named Executive Officers are participants. The SERP, in which the Named Executive Officers are also participants, provides retirement benefits in addition to the benefits available under the Salaried Plan. The Retirement Plans provide benefits after retirement based on the highest average monthly compensation during five consecutive years of the last ten years preceding retirement. For purposes of the Retirement Plans, compensation includes base salary, bonuses, commissions and severance payments; salary, bonus and severance payments that would be included in the Retirement Plans are as reported in the Summary Compensation Table, and commissions, if there had been any, would have been included in that Table. The payments pursuant to the Short Term Sale Program (discussed below) are not included in such compensation. The benefits shown by the Pension Plan Table above include amounts payable under Social Security as well as those payable under the Salaried Plan and the SERP. Benefits are computed on the basis of straight-life annuity amounts.



     The estimated credited years of service with the Company for the Named Executive Officers at age 62 will be:



Andries Ruijssenaars........................................     24
Thomas E. Petry.............................................     30(A)
Wayne R. Wickens............................................     32
Michael E. Aslanian.........................................     41
Carroll D. Curless..........................................     36
David G. Krall..............................................     25
David N. Hall...............................................     21(A)


---------------

(A) Represents final credited years of service for purposes of calculating benefits under the Retirement Plans for Mr. Petry and Mr. Hall.



COMPENSATION OF DIRECTORS



     Directors who are not employees of the Company are paid an annual retainer of $50,000, payable in calendar quarters, with no additional fees for attendance or committee membership. The Company does not pay any director retainers or attendance fees (including committee membership fees) to directors who are also employees of the Company.



     Effective January 1, 1999, Parent adopted an Incentive Stock Plan for outside Directors. Pursuant to that plan, directors of the Company that are also directors of Parent may receive shares of Class A Common Stock of Parent in lieu of a directors' fee.



     Joel P. Wyler, as a named Director of Parent and Company, provides services on behalf of and pursuant to his employment by Granaria Holdings B.V. All directors' fees due as a result of Mr. Wyler's services as a named Director are paid to Granaria Holdings B.V.



     Directors who were not also employees of the Company who retired with ten or more years of service as members of the Board and who were elected or appointed members of the Board prior to April 14, 1997, are paid an annual advisory fee for life in the amount equal to the annual retainer paid to active directors immediately prior to the time of their retirement.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     In fiscal 1998, until February 24, 1998, Darius W. Gaskins (Committee Chairman), Robert B. Steinberg and Will M. Storey, directors of the Company during that time, constituted the Compensation Committee. None of Messrs. Gaskins, Steinberg and Storey has ever been an employee of the Company or any of its subsidiaries. Since February 24, 1998, there has been no compensation committee of the Board of the Directors. Decisions regarding compensation are passed upon by the Board of Directors as a whole. In fiscal 1998, Joel P. Wyler, Chairman of Granaria Holdings B.V. and Chairman of Parent and the Company, Mr. Ruijssenaars, the Chief

Executive Officer of Parent and the Company and Mr. Petry, the former Chief Executive Officer of the Company, constituted the entire Board of Directors during the period beginning on February 24, 1998.



INDEMNIFICATION PROVISIONS FOR OFFICERS AND DIRECTORS



     Pursuant to Article 5 of the Company's Regulations, the Company will indemnify its officers and directors to the fullest extent permitted by law against all expenses, liability, loss or costs (including attorneys fees) in connection with any action, lawsuit or other proceeding brought or threatened against such officer or director by reason of the fact that he or she is or was an officer or director of the Company. The Company has purchased directors and officers liability insurance in favor of the Company and its officers and directors covering up to $15.0 million in losses, including any indemnity payment made by the Company to an officer or director, for a wrongful act of an officer or director. In addition, under the Merger Agreement, Parent and the Company have agreed, for a period of six years after February 24, 1998, to indemnify all officers and directors of the Company who served as such prior to February 24, 1998, and to purchase directors and officers liability insurance in their favor.



EMPLOYMENT AGREEMENTS; SEVERANCE



     The Company entered into employment agreements, which became effective on November 29, 1996 (the Consummation Date of the Company's Consolidated Plan of Reorganization), with Messrs. Ruijssenaars, Petry, Wickens, Curless and Hall, as well as with James A. Ralston, the Company's former Vice President, General Counsel and Secretary. Each of the employment agreements was amended in August 1997. The purpose of the employment agreements was to provide the Company with continuity of management following its emergence from bankruptcy. Other than the description of the duties of each of such officers, the employment agreements are substantially identical in their terms. The employment agreements terminate on February 24, 2000.



     The employment agreements provide that each officer will maintain his then-current duties and responsibilities and will not be relocated from his then-current geographical location. The employment agreements provide for salary continuation at the officer's then-current rate plus customary annual increases and bonuses and discretionary bonuses, as determined by the Board of Directors of the Company (and which are shown in the Summary Compensation Table, above). In addition, the employment agreements provide that each officer participate in the Company's employee and executive benefit and short-term and long-term incentive plans as may be in effect from time to time (including retirement or pension plans, health plans, death or disability plans, the STSP and the Stock Incentive Plan).



     If the employment of any such officer is terminated by the Company for Cause (defined as the commission of (i) a felony or (ii) a fraud upon the Company or willful failure to perform job duties in all material respects) or by such officer without Good Reason (as defined below), such officer will receive accrued and unpaid salary, payment in lieu of unused vacation and accrued benefits, if any (including the right to receive pension or retirement benefits in accordance with the Company's retirement and pension benefit plans as set forth in "-- Retirement Benefits") (all such payments, including salary, the "Accrued Benefits"). If the employment of any such officer is terminated due to death or long term disability, such officer or his dependents or estate will receive, in addition to the Accrued Benefits, certain continuing health care benefits for a period of 30 months. If the employment of any such officer is terminated by the Company other than for Cause, or by such officer for Good Reason (defined as material diminution of duties, diminution of salary or benefits, relocation, substantial increase in travel requirements or material breach by the Company of such officer's employment agreement) such officer is entitled to receive, in addition to the Accrued Benefits, a lump-sum severance benefit equivalent to two years' current base salary.



     In fiscal 1998, each of Messrs. Petry, Hall and Ralston received payments pursuant to their employment agreements in connection with the termination of their employment with the Company. Mr. Petry, who resigned as Chairman of the Board and Chief Executive Officer, received in connection with his resignation a lump-sum severance benefit of $1,250,000. In addition, Mr. Petry received a payment in cash pursuant to the SERP of $741,874 in lieu of the Company's purchase of an annuity and the Company paid $676,424 for the benefit of Mr. Petry for related tax obligations. Mr. Hall received a severance payment in the amount of $780,000. In addition, the Company purchased an annuity for the benefit of Mr. Hall pursuant to the SERP, the cost of which was $592,062 and made a payment of $536,227 for the benefit of Mr. Hall for related tax obligations. Mr. Ralston received a severance payment in the amount of $480,000. In addition, Mr. Ralston received a payment in cash pursuant to the SERP of $281,459 in lieu of the Company's purchase of an annuity and the Company paid $255,358 for the benefit of Mr. Ralston for related tax obligations.



SHORT TERM SALE PROGRAM



     The Company adopted a Short Term Sale Program (the "STSP") pursuant to the terms of which the Company was obligated to make payments to certain members of senior management (the "eligible individuals"), in connection with the consummation of the Acquisition. The STSP provided for (i) a "stay-put" bonus equal to an eligible individual's fiscal 1997 base salary and (ii) a sales incentive bonus based on a multiple (ranging from 50% to 200%) of an eligible individual's fiscal 1997 base salary ("Sales Incentive"). The stay-put bonus is payable in two equal parts, the first ("First Stay-Put") was payable shortly after the Acquisition, and the second ("Second Stay-Put") is payable on the second anniversary of the Acquisition, provided that the individual has remained employed by the Company or, if the individual was terminated by the Company other than for cause, is payable upon such termination. The Sales Incentive, which was payable only if the present value of the after-tax proceeds to the Trust in connection with the Acquisition met a threshold amount set forth in the STSP, increased on a straight-line basis in the event that the Trust's after-tax proceeds exceeded a specified target amount. Based upon estimates of the present value of after-tax proceeds to the Trust in connection with the Acquisition, the Company made payments under the STSP in fiscal 1998 in the aggregate amount of approximately $8.3 million. The Company expects to make an additional payment of approximately $1.6 million on the second anniversary of the Closing Date for the Second Stay-Put. The Company expects to make additional payments under the STSP in connection with the Sales Incentive depending on the final determination of the present value of the after-tax proceeds to the Trust. The Company does not expect such payment to exceed $1.0 million. Payments made pursuant to the STSP are not included in compensation for purposes of the Salaried Plan and the SERP. In addition, the STSP provides that any severance protection that an eligible individual may have will continue for two years following a change in control.



     Upon adoption of the STSP in August 1997, the Company began to accrue an expense for the First Stay-Put, which, according to its terms, was earned from the date of adoption of the STSP until the earlier of (i) 30 days after a change in control of the Company, or (ii) June 30, 1998. The total expense recorded in 1997 was approximately $.7 million, while $4.1 million was recorded in 1998. The STSP provides that the Sales Incentive was earned from the date of the Acquisition through 30 days thereafter. Accordingly, no accrual was made for the Sales Incentive in 1997 and an expense of approximately $6.1 million was recorded in 1998.



     The following table shows the payments to the Named Executive Officers under the STSP shortly after consummation of the Acquisition:



                NAMED EXECUTIVE OFFICER                     SALES INCENTIVE    FIRST STAY-PUT
                -----------------------                     ---------------    --------------
Andries Ruijssenaars....................................      $  840,000          $262,500
Thomas E. Petry.........................................       1,000,000           625,000(A)
Wayne R. Wickens........................................         520,000           162,500
Michael E. Aslanian.....................................         144,000            90,000
Carroll D. Curless......................................         288,000           120,000
David G. Krall..........................................              --                --
David N. Hall...........................................         741,300(B)        375,000(A)


---------------

     (A) This amount represents 100% of the stay-put bonus of each of Messrs. Petry and Hall.



     (B) This amount represents 100% of the estimated Sales Incentive bonus of Mr. Hall. Each of the other Named Executive Officers (other than Mr. Krall, who was not a participant in the STSP) is expected to receive an additional payment in connection with the Sales Incentive upon the final determination of the present value of the after-tax proceeds to the Trust.

     The Company expects to pay the Second Stay-Put to each of the Named Executive Officers, other than Messrs. Petry, Hall and Krall, on February 24, 2000, in an amount equal to the First Stay-Put indicated in the above table. Mr. Petry received 100% of his stay-put bonus at the time of his resignation from the Company and, accordingly, he will not receive any additional payment in connection with the stay-put bonus. Mr. Hall received his Second Stay-Put payment at the time his employment with the Company ended. Mr. Krall was not a participant in the STSP.



INCENTIVE STOCK PLAN



     Shortly after the Acquisition, the Company paid approximately $10.0 million to the E-P Management Trust for the benefit of certain members of senior management of the Company. The $10.0 million payment was used by the E-P Management Trust to satisfy a loan from Granaria Holdings B.V., the proceeds of which were used by the E-P Management Trust to acquire 16% of the Common Stock of Granaria Industries B.V. The stock of Granaria Industries B.V. was subsequently exchanged for shares of Class A Common Stock of Parent. Pursuant to the Incentive Stock Plan, the shares of Parent held by the E-P Management Trust were allocated to certain members of senior management of the Company (including certain of the Named Executive Officers). The Incentive Stock Plan as originally adopted provided that restricted stock would vest over a period of years. However, the Plan was amended during 1998 to provide for immediate vesting such that all shares were fully vested on or before November 19, 1998. The receipt of such shares was taxable to the holders as income in an amount equal to the value of the shares at the time of vesting. Pursuant to the Incentive Stock Plan, the Company made payments in the amount of approximately $4.3 million for the benefit of holders of the shares in connection with their tax obligations associated with their receipt of such shares. The transfer of compensatory property to senior management and the tax payments to the holders of the shares will result in an income tax deduction to the Company in the amount of approximately $8.9 million.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS



     The following table sets forth certain information regarding the beneficial ownership of the Parent's Class A Common Stock as of February 24, 1999, by each person known by the Company to own beneficially 5% or more of the Parent's voting Class A Common Stock, the Parent's only voting security.



                                                                   SHARES BENEFICIALLY OWNED
                                                                --------------------------------
                                                                  NUMBER OF       PERCENTAGE OF
NAME                                                            CLASS A SHARES    CLASS A SHARES
----                                                            --------------    --------------
Granaria Holdings B.V.......................................        615,751            98.5%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(1)(2)(3)
Joel P. Wyler...............................................        625,001           100.0%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(4)(5)
Daniel C. Wyler.............................................        615,751            98.5%
  Lange Voorhout 16
  P.O. Box 233
  2501 CE The Hague
  The Netherlands(4)



SECURITY OWNERSHIP OF MANAGEMENT



     The following table sets forth certain information as of February 24, 1999, regarding management's ownership of the Parent's Class A Common Stock, the only voting equity security issued by the Parent (with all of the equity securities of the Company being held by the Parent) and the only equity security of the Parent held by the Company's directors or executive officers. All shares are subject both to a Voting Trust Agreement that allows the shares to be voted by Granaria Industries B.V. and to a Shareholders Agreement that restricts their disposition.



                                                                 SHARES BENEFICIALLY OWNED
                                                              --------------------------------
                                                                NUMBER OF       PERCENTAGE OF
NAME                                                          CLASS A SHARES    CLASS A SHARES
----                                                          --------------    --------------
Joel P. Wyler(4),(5)........................................     625,001            100.0%
Daniel C. Wyler(4)..........................................     615,751             98.5%
Andries Ruijssenaars(5).....................................      39,250              6.3%
Wayne R. Wickens............................................      10,000              1.6%
Thomas E. Petry(5)..........................................       9,250              1.5%
Michael E. Aslanian.........................................       6,250              1.0%
Carroll D. Curless..........................................       5,000                *
David G. Krall..............................................       1,250                *
David N. Hall...............................................       5,000                *
Dr. Wendelin Wiedeking(6)...................................       2,500                *
All directors and executive officers as a group (seven
  persons)..................................................     625,001            100.0%


---------------

(*) Less than 1.0%.



(1) Granaria Holdings B.V. is 100% owned by Wijler Holding B.V., a Dutch Antilles company, 50.1% of which is owned by Joel P. Wyler and 49.9% of which is owned by Daniel C. Wyler.



(2) Includes 525,001 shares held by Granaria Industries B.V., which is majority owned by Granaria Holdings B.V.



(3) Includes 82,750 shares held by Granaria Holdings B.V. as voting trustee for certain members of management.



(4) Includes shares held by Granaria Holdings B.V.



(5) Includes 9,250 shares held the by E-P Management Trust, of which Messrs. Joel P. Wyler, Andries Ruijssenaars and Thomas E. Petry are trustees.



(6) Represents shares the Parent has agreed to grant Dr. Wiedeking in March
    1999.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.



     In connection with the Acquisition, the Company paid Granaria Holdings B.V. ("Granaria Holdings") a transaction fee of $7.3 million (approximately 1% of the transaction value) in consideration for advisory services related to structuring and financing the Acquisition. Granaria Holdings was also paid $1.1 million to reimburse them for third party costs incurred related to the Acquisition and issuance of the 9 3/8% Senior Subordinated Notes and the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock.


     The Company has an advisory and consulting agreement with Granaria Holdings pursuant to which the Company will pay Granaria Holdings an annual management fee of $1.75 million annually plus out-of-pocket expenses. Fees and expenses relating to these services amounted to $1.5 million in the nine months ended November 30, 1998, of which $.6 million is due Granaria Holdings at November 30, 1998.


     The Company adopted a Short Term Sale Program ("STSP") prior to the Acquisition which provided for payments to certain executive officers and members of senior management in the event of a change of control. The Acquisition constituted such a change of control. (See Executive Compensation -Short Term Sale Program.) The Company recorded an expense of $10.1 million in the year ended November 30, 1998 in connection with the STSP, of which $2.6 million remains unpaid.


     In 1998, the Company paid $10.0 million to the Eagle-Picher Management Trust ("E-P Management Trust") for the benefit of certain executive officers of the Company. The $10.0 million payment was effectively used to acquire certain restricted stock of Granaria Industries B.V. which was later exchanged for common stock of the Parent. Certain of the shares of the Parent held by the E-P Management Trust have been allocated to certain members of senior management of the Company. The Company also reimbursed the holders of the shares for their tax obligations associated with receipt of such shares. (See Executive Compensation - Incentive Stock Plan.) The Company has recorded compensation expense of $12.6 million for the restricted shares and related tax reimbursements. Granaria Holdings B.V. has elected to purchase the shares of the Company which were forfeited by former members of management for $.7 million. This amount is due the Company at November 30, 1998.



     The Company entered into employment agreements with six executive officers ("Employment Agreements") which became effective November 29, 1996. Each was amended in August 1997. The purpose of the Employment Agreements was to provide the Company with continuity of management following its emergence from bankruptcy. (See Executive Compensation -- Employment Agreements Severance.) Three of the six executive officers of the Company have received severance benefits pursuant to the Employment Agreements. These payments, as well as payments to another former officer, aggregated $6.0 million.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



(a) 1.   All Financial Statements:
         -- Financial Statements -- Included in Item 8 in this Report
         -- Independent Auditors' Report -- Included in Item 8 in
            this Report
    2.   Financial Statement Schedules
         -- None
    3.   Exhibits (numbers keyed to Item 601, Regulation S-K)



  2.1     --   Third Amended Plan of Reorganization of Eagle-Picher
               Industries, Inc. (the "Company")(1)
  2.2     --   Exhibits to Third Amended Plan of Reorganization of the
               Company(1)
  3.1     --   Articles of Incorporation of the Company, as amended(1)
  3.2     --   Regulations of the Company(1)
  3.3     --   Amended and Restated Certificate of Incorporation of
               Eagle-Picher Holdings, Inc.(1)
  3.4     --   Bylaws of Eagle-Picher Holdings, Inc.(1)
  3.5     --   Articles of Incorporation of Daisy Parts, Inc.(2)
  3.6     --   Bylaws of Daisy Parts, Inc.(2)
  3.7     --   Certificate of Incorporation of Eagle-Picher Development
               Company, Inc.(2)
  3.8     --   Bylaws of Eagle-Picher Development Company, Inc.(2)
  3.9     --   Certificate of Incorporation of Eagle-Picher Far East,
               Inc.(2)
  3.10    --   Bylaws of Eagle-Picher Far East, Inc.(2)
  3.11    --   Articles of Incorporation of Eagle-Picher Fluid Systems,
               Inc.(2)
  3.12    --   Bylaws of Eagle-Picher Fluid Systems, Inc.(2)
  3.13    --   Articles of Incorporation of Eagle-Picher Minerals, Inc.(2)
  3.14    --   Bylaws of Eagle-Picher Minerals, Inc.(2)
  3.15    --   Certificate of Formation of Eagle-Picher Technologies,
               LLC(2)
  3.16    --   Operating Agreement of Eagle-Picher Technologies, LLC(2)
  3.16a   --   Amended and Restated Limited Liability Company Agreement of
               Eagle-Picher Technologies, LLC(3)
  3.17    --   Articles of Incorporation of Hillsdale Tool & Manufacturing
               Co.(2)
  3.18    --   Bylaws of Hillsdale Tool & Manufacturing Co.(2)
  3.19    --   Articles of Incorporation of Michigan Automotive Research
               Corporation(2)
  3.20    --   Bylaws of Michigan Automotive Research Corporation(2)
  4.1     --   Indenture, dated as of February 24, 1998, between E-P
               Acquisition, Inc., Eagle-Picher Holdings, Inc. as a
               Guarantor, the Subsidiary guarantors (Daisy Parts, Inc.
               Eagle-Picher Development Company, Inc., Eagle-Picher Far
               East, Inc., Eagle-Picher Fluid Systems, Inc., Eagle-Picher
               Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale
               Tool & Manufacturing Co., Michigan Automotive Research
               Corporation (together, the "Subsidiary Guarantors" or the
               "Domestic Subsidiaries"), and The Bank of New York as
               Trustee (the "Trustee")(1)
  4.2     --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939(1)
  4.3     --   First Supplemental Indenture dated as of February 24, 1998, between the Company and the Trustee(1)
  4.4     --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registration Statement)(1)
  9.1     --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Parent
 10.1     --   Merger Agreement, dated as of December 23, 1997, among the
               Company, the Eagle-Picher Industries, Inc. Personal Injury
               Settlement Trust, Eagle-Picher Holdings, Inc. and E-P
               Acquisition, Inc.(1)

 10.2     --   Amendment No. 1 to the Merger Agreement, dated as of
               February 23, 1998, among the Company, the Eagle-Picher
               Industries, Inc. Personal Injury Settlement Trust,
               Eagle-Picher Holdings, Inc. and E-P Acquisition, Inc.(1)
 10.3     --   Supplemental Executive Retirement Plan of the Company(2)
 10.4     --   Notes Purchase Agreement, dated February 19, 1998, among E-P
               Acquisition, Inc. the Company, Eagle-Picher Holdings, SBC
               Warburg Dillon Read and ABN AMRO Incorporated(1)
 10.5     --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Company and the
               Subsidiary Guarantors(1)
 10.6     --   Registration Rights Agreement, dated as of February 24,
               1998, between E-P Acquisition, SBC Warburg Dillon Read and
               ABN AMRO Incorporated(1)
 10.7     --   Assumption Agreement for the Registration Rights Agreement,
               dated as of February 24, 1998, of the Company(1)
 10.8     --   Credit Agreement, dated as of February 19, 1998, among E-P
               Acquisition, Inc. (merged with and into the Company),
               Various Lenders from time to time party thereto, ABN AMRO
               Bank N.V., as Agent (the "Agent"), PNC Bank, National
               Association, as Documentation Agent and DLJ Capital Funding,
               Inc., as Syndication Agent(1)
 10.9     --   Assumption Agreement dated as of February 24, 1998, between the Company and the Agent(1)
 10.10    --   Security Agreement, dated as of February 24, 1998, among the
               Company, the Agent and the Domestic Subsidiaries(1)
 10.11    --   Holdings Pledge Agreement, dated as of February 24, 1998,
               between Eagle-Picher Holdings, Inc. and the Agent(1)
 10.12    --   Borrower and Subsidiary Pledge Agreement, dated as of
               February 24, 1998, among the Company, E-P Development, E-P
               Minerals and the Agent(1)
 10.13    --   Holdings Guaranty Agreement, dated as of February 24, 1998, by Eagle-Picher Holdings, Inc., accepted and agreed by the
               Agent(1)
 10.14    --   Subsidiary Guaranty Agreement, dated as of February 24,
               1998, by the Domestic Subsidiaries, accepted and agreed by the Agent(1)
 10.15    --   Trademark Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent(1)
 10.16    --   Patent Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent(1)
 10.17    --   Copyright Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent(1)
 10.18    --   Subordination Agreement, dated as of February 24, 1998,
               among E-P Acquisition, Inc., the Company and the Domestic
               Subsidiaries(2)
 10.19    --   Management Agreement dated as of February 24, 1998 between the Company and Granaria Holdings B.V.(1)
 10.20    --   Eagle-Picher Management Trust made February 17, 1998, among
               Granaria Industries B.V. and Thomas E. Petry, Andries
               Ruijssenaars and Joel Wyler as trustees (the "E-P Management
               Trust")(2)
 10.21    --   Incentive Stock Plan of Eagle-Picher Industries, Inc.,
               effective as of February 25, 1998(2)
 10.22    --   Employment Agreements dated November 29, 1996 between
               Registrant and each Named Executive Officer as defined in
               the Company's Form S-4 filed in 1998, as amended (Messrs.
               Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)(2)
 10.23    --   Amendments dated August 5, 1997 to Employment Agreements
               between the Company and each Named Executive Officer as
               defined in the Company's Form S-4(2)
 10.24    --   Sales Incentive Program of the Company(2)
 10.25    --   Letter Agreements dated August 5, 1997 between the Company and each Named Executive Officer as defined in the Company's
               Form S-4 regarding Short Term Sale Program(2)
 10.26    --   Letter Agreement dated September 12, 1997 between the
               Company and Carroll D. Curless regarding Sale Incentive
               Bonus(2)
 10.27    --   Letter Agreements dated February 18, 1998 between the
               Company and each Named Executive Officer as defined in the
               Company's Form S-4 regarding Short Term Sale Program(2)
 10.28    --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program(2)

    10.29  --         Eagle-Picher Holdings, Inc. (the "Parent") Incentive Stock Plan for Outside Directors effective
                      January 1, 1999
    10.30  --         Amended and Restated Incentive Stock Plan for Eagle-Picher Industries, Inc. (the "Company")
    10.31  --         Second Amended and Restated Incentive Stock Plan for Eagle-Picher Industries, Inc. (the "Company")
    10.32  --         Shareholders Agreement dated October 15, 1998 among Granaria Holdings B.V., Granaria Industries B.V.,
                      Eagle-Picher Holdings, Inc. (the "Parent") and Eagle-Picher Industries, Inc. (the "Company")
    10.33  --         Share Appreciation Plan of the Company(4)
    21.1   --         Subsidiaries of the Company
    23.1   --         Consent of Deloitte & Touche LLP
    23.2   --         Consent of KPMG LLP
    27.1   --         Financial Data Schedule (submitted electronically to the SEC for its information)


---------------

(1) Incorporated by reference to the Company's Form S-4 Registration Statement No. 333-49957 filed on April 10, 1998.



(2) Incorporated by reference to the Company's Amendment No. 1 to Form S-4 Registration Statement No. 333-49957 filed on May 20, 1998.



(3) Incorporated by reference to the Company's Amendment No. 2 to Form S-4 Registration Statement No. 333-49957 filed on June 5, 1998.



(4) Incorporated by reference to the Company's Form 10-Q filed on June 29, 1998.

---------------


 (b) 1.     Reports on Form 8-K
            -- None filed in the Company's fourth quarter for the period covered by the report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EAGLE-PICHER INDUSTRIES, INC.


                                                 /s/ ANDRIES RUIJSSENAARS
                                          By:
                                          --------------------------------------

                                                    Andries Ruijssenaars
                                               President and Chief Executive
                                                           Officer

Date: February 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ ANDRIES RUIJSSENAARS                      Date: February 25, 1999
-----------------------------------------------------------
             Andries Ruijssenaars, President,
           Chief Executive Officer and Director

                  /s/ CARROLL D. CURLESS                       Date: February 25, 1999
-----------------------------------------------------------
     Carroll D. Curless, Vice President and Controller
             (Principal Financial Officer and
               Principal Accounting Officer)

                     /s/ JOEL P. WYLER                         Date: February 25, 1999
-----------------------------------------------------------
                Joel P. Wyler, Director and
                   Chairman of the Board

                    /s/ THOMAS E. PETRY                        Date: March 1, 1999
-----------------------------------------------------------
                 Thomas E. Petry, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          EAGLE-PICHER HOLDINGS, INC.

                                                 /s/ ANDRIES RUIJSSENAARS
                                          By:
                                          --------------------------------------

                                                    Andries Ruijssenaars
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Dated: February 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER HOLDINGS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 /s/ ANDRIES RUIJSSENAARS                      Date: February 25, 1999
-----------------------------------------------------------
             Andries Ruijssenaars, President,
           Chief Executive Officer and Director
               (Principal Executive Officer)

                  /s/ CARROLL D. CURLESS                       Date: February 25, 1999
-----------------------------------------------------------
     Carroll D. Curless, Vice President and Controller
               (Principal Financial Officer
             and Principal Accounting Officer)

                     /s/ JOEL P. WYLER                         Date: February 25, 1999
-----------------------------------------------------------
                Joel P. Wyler, Director and
                   Chairman of the Board

                    /s/ THOMAS E. PETRY                        Date: March 1, 1999
-----------------------------------------------------------
                 Thomas E. Petry, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          DAISY PARTS, INC.

                                                  /s/ WILLIAM D. OETERS
                                          By:
                                          --------------------------------------

                                                     William D. Oeters
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, DAISY PARTS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ WILLIAM D. OETERS                       Date: February 25, 1999
-----------------------------------------------------------
               William D. Oeters, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: February 25, 1999
-----------------------------------------------------------
              Gary M. Freytag, Vice President
                       and Treasurer
               (Principal Financial Officer)

                    /s/ DAVID P. KELLEY                        Date: February 25, 1999
-----------------------------------------------------------
                David P. Kelley, Controller
              (Principal Accounting Officer)

                    /s/ DAVID N. EVANS                         Date: February 25, 1999
-----------------------------------------------------------
                 David N. Evans, Director

                    /s/ DAVID G. KRALL                         Date: February 25, 1999
-----------------------------------------------------------
                 David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          EAGLE-PICHER DEVELOPMENT CO., INC.

                                                 /s/ ANDRIES RUIJSSENAARS
                                          By:
                                          --------------------------------------

                                                    Andries Ruijssenaars
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER DEVELOPMENT CO., INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 /s/ ANDRIES RUIJSSENAARS                      Date: February 25, 1999
-----------------------------------------------------------
       Andries Ruijssenaars, Director and President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: February 25, 1999
-----------------------------------------------------------
       Gary M. Freytag, Vice President and Treasurer
             (Principal Financial Officer and
               Principal Accounting Officer)

                    /s/ DAVID G. KRALL                         Date: February 25, 1999
-----------------------------------------------------------
                 David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          EAGLE-PICHER FAR EAST, INC.

                                                   /s/ SADAO TAKAHASHI
                                          By:
                                          --------------------------------------

                                                      Sadao Takahashi
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FAR EAST, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                    /s/ SADAO TAKAHASHI                        Date: February 25, 1999
-----------------------------------------------------------
                Sadao Takahashi, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: February 25, 1999
-----------------------------------------------------------
       Gary M. Freytag, Vice President and Treasurer
             (Principal Financial Officer and
               Principal Accounting Officer)

                    /s/ DAVID N. EVANS                         Date: February 25, 1999
-----------------------------------------------------------
                 David N. Evans, Director

                    /s/ DAVID G. KRALL                         Date: February 25, 1999
-----------------------------------------------------------
                 David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          EAGLE-PICHER FLUID SYSTEMS, INC.

                                                    /s/ SCOTT F. MALY
                                          By:
                                          --------------------------------------

                                                       Scott F. Maly
                                                         President
                                               (Principal Executive Officer)

Dated: February 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FLUID SYSTEMS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     /s/ SCOTT F. MALY                         Date: February 25, 1999
-----------------------------------------------------------
                 Scott F. Maly, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: February 25, 1999
-----------------------------------------------------------
                Gary M. Freytag, Treasurer
               (Principal Financial Officer)

                    /s/ DANIEL T. HOAG                         Date: February 25, 1999
-----------------------------------------------------------
                Daniel T. Hoag, Controller
              (Principal Accounting Officer)

                    /s/ DAVID G. KRALL                         Date: February 25, 1999
-----------------------------------------------------------
                 David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          EAGLE-PICHER MINERALS, INC.

                                                    /s/ WESLEY D. LEE
                                          By:
                                          --------------------------------------

                                                       Wesley D. Lee
                                                         President
                                               (Principal Executive Officer)

Date: March 1, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER MINERALS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     /s/ WESLEY D. LEE                         Date: March 1, 1999
-----------------------------------------------------------
                 Wesley D. Lee, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: February 25, 1999
-----------------------------------------------------------
       Gary M. Freytag, Vice President and Treasurer
               (Principal Financial Officer)

                     /s/ NANCY C. REED                         Date: March 1, 1999
-----------------------------------------------------------
                 Nancy C. Reed, Controller
              (Principal Accounting Officer)

                    /s/ DAVID N. EVANS                         Date: February 25, 1999
-----------------------------------------------------------
                 David N. Evans, Director

                    /s/ DAVID G. KRALL                         Date: February 25, 1999
-----------------------------------------------------------
                 David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          EAGLE-PICHER TECHNOLOGIES, LLC

                                                   /s/ WILLIAM E. LONG
                                          By:
                                          --------------------------------------

                                                      William E. Long
                                                         President
                                               (Principal Executive Officer)

Dated: February 24, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER TECHNOLOGIES, LLC, AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                    /s/ WILLIAM E. LONG                        Date: February 24, 1999
-----------------------------------------------------------
          William E. Long, President and Director
               (Principal Executive Officer)

                     /s/ J. D. SELLER                          Date: February 25, 1999
-----------------------------------------------------------
        J. D. Seller, Vice President and Controller
               (Principal Financial Officer
             and Principal Accounting Officer)

                     /s/ JOEL P. WYLER                         Date: February 24, 1999
-----------------------------------------------------------
                  Joel P. Wyler, Director

                 /s/ ANDRIES RUIJSSENAARS                      Date: February 24, 1999
-----------------------------------------------------------
              Andries Ruijssenaars, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          HILLSDALE TOOL & MANUFACTURING CO.

                                                  /s/ WILLIAM D. OETERS
                                          By:
                                          --------------------------------------

                                                     William D. Oeters
                                               President (Principal Executive
                                                           Officer)

Dated: February 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, HILLSDALE TOOL & MANUFACTURING CO., AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ WILLIAM D. OETERS                       Date: February 25, 1999
-----------------------------------------------------------
               William D. Oeters, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: February 25, 1999
-----------------------------------------------------------
       Gary M. Freytag, Vice President and Treasurer
               (Principal Financial Officer)

                    /s/ DAVID P. KELLEY                        Date: February 25, 1999
-----------------------------------------------------------
                David P. Kelley, Controller
              (Principal Accounting Officer)

                    /s/ DAVID N. EVANS                         Date: February 25, 1999
-----------------------------------------------------------
                 David N. Evans, Director

                    /s/ DAVID G. KRALL                         Date: February 25, 1999
-----------------------------------------------------------
                 David G. Krall, Director

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE ADDITIONAL REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                          MICHIGAN AUTOMOTIVE RESEARCH
                                          CORPORATION

                                                  /s/ MICHAEL J. BOERMA
                                          By:
                                          --------------------------------------

                                                     Michael J. Boerma
                                               President (Principal Executive
                                                           Officer)

Dated: February 25, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, MICHIGAN AUTOMOTIVE RESEARCH CORPORATION, AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   /s/ MICHAEL J. BOERMA                       Date: February 25, 1999
-----------------------------------------------------------
         Michael J. Boerma, President and Director
               (Principal Executive Officer)

                  /s/ TERENCE J. RHOADES                       Date: February 25, 1999
-----------------------------------------------------------
        Terence J. Rhoades, Secretary and Treasurer
             (Principal Financial Officer and
               Principal Accounting Officer)

                    /s/ DAVID G. KRALL                         Date: February 25, 1999
-----------------------------------------------------------
                 David G. Krall, Director

                                 EXHIBIT INDEX



EXHIBIT
NUMBER
-------
  2.1     --   Third Amended Plan of Reorganization of Eagle-Picher
               Industries, Inc. (the "Company")*
  2.2     --   Exhibits to Third Amended Plan of Reorganization of the
               Company*
  3.1     --   Articles of Incorporation of the Company, as amended*
  3.2     --   Regulations of the Company*
  3.3     --   Amended and Restated Certificate of Incorporation of
               Eagle-Picher Holdings, Inc.*
  3.4     --   Bylaws of Eagle-Picher Holdings, Inc.*
  3.5     --   Articles of Incorporation of Daisy Parts, Inc.*
  3.6     --   Bylaws of Daisy Parts, Inc.*
  3.7     --   Certificate of Incorporation of Eagle-Picher Development
               Company, Inc.*
  3.8     --   Bylaws of Eagle-Picher Development Company, Inc.*
  3.9     --   Certificate of Incorporation of Eagle-Picher Far East, Inc.*
  3.10    --   Bylaws of Eagle-Picher Far East, Inc.*
  3.11    --   Articles of Incorporation of Eagle-Picher Fluid Systems,
               Inc.*
  3.12    --   Bylaws of Eagle-Picher Fluid Systems, Inc.*
  3.13    --   Articles of Incorporation of Eagle-Picher Minerals, Inc.*
  3.14    --   Bylaws of Eagle-Picher Minerals, Inc.*
  3.15    --   Certificate of Formation of Eagle-Picher Technologies, LLC*
  3.16    --   Operating Agreement of Eagle-Picher Technologies, LLC*
  3.16a   --   Amended and Restated Limited Liability Company Agreement of
               Eagle-Picher Technologies, LLC*
  3.17    --   Articles of Incorporation of Hillsdale Tool & Manufacturing
               Co.*
  3.18    --   Bylaws of Hillsdale Tool & Manufacturing Co.*
  3.19    --   Articles of Incorporation of Michigan Automotive Research
               Corporation*
  3.20    --   Bylaws of Michigan Automotive Research Corporation*
  4.1     --   Indenture, dated as of February 24, 1998, between E-P
               Acquisition, Inc., Eagle-Picher Holdings, Inc. as a
               Guarantor, the Subsidiary guarantors (Daisy Parts, Inc.
               Eagle-Picher Development Company, Inc., Eagle-Picher Far
               East, Inc., Eagle-Picher Fluid Systems, Inc., Eagle-Picher
               Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale
               Tool & Manufacturing Co., Michigan Automotive Research
               Corporation (together, the "Subsidiary Guarantors" or the
               "Domestic Subsidiaries"), and The Bank of New York as
               Trustee (the "Trustee")*
  4.2     --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
  4.3     --   First Supplemental Indenture dated as of February 24, 1998, between the Company and the Trustee*
  4.4     --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registration Statement)*
  9.1     --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Parent
 10.1     --   Merger Agreement, dated as of December 23, 1997, among the
               Company, the Eagle-Picher Industries, Inc. Personal Injury
               Settlement Trust, Eagle-Picher Holdings, Inc. and E-P
               Acquisition, Inc.*

EXHIBIT
NUMBER
-------
 10.2     --   Amendment No. 1 to the Merger Agreement, dated as of
               February 23, 1998, among the Company, the Eagle-Picher
               Industries, Inc. Personal Injury Settlement Trust,
               Eagle-Picher Holdings, Inc. and E-P Acquisition, Inc.*
 10.3     --   Supplemental Executive Retirement Plan of the Company*
 10.4     --   Notes Purchase Agreement, dated February 19, 1998, among E-P
               Acquisition, Inc. the Company, Eagle-Picher Holdings, SBC
               Warburg Dillon Read and ABN AMRO Incorporated*
 10.5     --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Company and the
               Subsidiary Guarantors*
 10.6     --   Registration Rights Agreement, dated as of February 24,
               1998, between E-P Acquisition, SBC Warburg Dillon Read and
               ABN AMRO Incorporated*
 10.7     --   Assumption Agreement for the Registration Rights Agreement,
               dated as of February 24, 1998, of the Company*
 10.8     --   Credit Agreement, dated as of February 19, 1998, among E-P
               Acquisition, Inc. (merged with and into the Company),
               Various Lenders from time to time party thereto, ABN AMRO
               Bank N.V., as Agent (the "Agent"), PNC Bank, National
               Association, as Documentation Agent and DLJ Capital Funding,
               Inc., as Syndication Agent*
 10.9     --   Assumption Agreement dated as of February 24, 1998, between the Company and the Agent*
 10.10    --   Security Agreement, dated as of February 24, 1998, among the
               Company, the Agent and the Domestic Subsidiaries*
 10.11    --   Holdings Pledge Agreement, dated as of February 24, 1998,
               between Eagle-Picher Holdings, Inc. and the Agent*
 10.12    --   Borrower and Subsidiary Pledge Agreement, dated as of
               February 24, 1998, among the Company, E-P Development, E-P
               Minerals and the Agent*
 10.13    --   Holdings Guaranty Agreement, dated as of February 24, 1998, by Eagle-Picher Holdings, Inc., accepted and agreed by the
               Agent*
 10.14    --   Subsidiary Guaranty Agreement, dated as of February 24,
               1998, by the Domestic Subsidiaries, accepted and agreed by the Agent*
 10.15    --   Trademark Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent*
 10.16    --   Patent Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent*
 10.17    --   Copyright Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent*
 10.18    --   Subordination Agreement, dated as of February 24, 1998,
               among E-P Acquisition, Inc., the Company and the Domestic
               Subsidiaries*
 10.19    --   Management Agreement dated as of February 24, 1998 between the Company and Granaria Holdings B.V.*
 10.20    --   Eagle-Picher Management Trust made February 17, 1998, among
               Granaria Industries B.V. and Thomas E. Petry, Andries
               Ruijssenaars and Joel Wyler as trustees (the "E-P Management
               Trust")*
 10.21    --   Incentive Stock Plan of Eagle-Picher Industries, Inc.,
               effective as of February 25, 1998*
 10.22    --   Employment Agreements dated November 29, 1996 between
               Registrant and each Named Executive Officer as defined in
               the Company's Form S-4 filed in 1998, as amended (Messrs.
               Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)*
 10.23    --   Amendments dated August 5, 1997 to Employment Agreements
               between the Company and each Named Executive Officer as
               defined in the Company's Form S-4*
 10.24    --   Sales Incentive Program of the Company*
 10.25    --   Letter Agreements dated August 5, 1997 between the Company and each Named Executive Officer as defined in the Company's
               Form S-4 regarding Short Term Sale Program*

EXHIBIT
NUMBER
-------
 10.26    --   Letter Agreement dated September 12, 1997 between the
               Company and Carroll D. Curless regarding Sale Incentive
               Bonus*
 10.27    --   Letter Agreements dated February 18, 1998 between the
               Company and each Named Executive Officer as defined in the
               Company's Form S-4 regarding Short Term Sale Program*
 10.28    --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program*
 10.29    --   Eagle-Picher Holdings, Inc. (the "Parent") Industries Stock
               Plan for Outside Directors effective January 1, 1999
 10.30    --   Amended and Restated Incentive Stock Plan for Eagle-Picher
               Industries, Inc. (the "Company")
 10.31    --   Second Amended and Restated Incentive Stock Plan for
               Eagle-Picher Industries, Inc. (the "Company")
 10.32    --   Shareholders Agreement dated October 15, 1998 among Granaria
               Holdings B.V., Granaria Industries B.V., Eagle-Picher
               Holdings, Inc. (the "Parent") Eagle-Picher Industries, Inc.
               (the "Company")
 10.33    --   Share Appreciation Plan of the Company*
 21.1     --   Subsidiaries of the Company
 23.1     --   Consent of Deloitte & Touche LLP
 23.2     --   Consent of KPMG LLP
 27.1     --   Financial Data Schedule (submitted electronically to the SEC for its information)


---------------


* Incorporated by reference. See Item 14 above.