Form 10-K405/A
period 1998-11-30
EAGLE PICHER INDUSTRIES INC
filed 1999-06-28
CIK 30927

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------


                                  Form 10-K/A

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

                        TABLE OF ADDITIONAL REGISTRANTS

                                                     JURISDICTION       COMMISSION      IRS EMPLOYER
                                                   OF INCORPORATION        FILE        IDENTIFICATION
                      NAME                         OR ORGANIZATION        NUMBER           NUMBER
                      ----                         ----------------    ------------    --------------
Eagle-Picher Holdings, Inc.......................  Delaware            333-49957-01      13-3989553
Daisy Parts, Inc.................................  Michigan            333-49957-02      38-1406772
Eagle-Picher Development Co., Inc................  Delaware            333-49957-03      31-1215706
Eagle-Picher Far East, Inc.......................  Delaware            333-49957-04      31-1235685
Eagle-Picher Fluid Systems, Inc..................  Michigan            333-49957-05      31-1452637
Eagle-Picher Minerals, Inc.......................  Nevada              333-49957-06      31-1188662
Eagle-Picher Technologies, LLC...................  Delaware            333-49957-09      31-1587660
Hillsdale Tool & Manufacturing Co................  Michigan            333-49957-07      38-0946293
Michigan Automotive Research Corp................  Michigan            333-49957-08      38-2185909

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                                 PART I
  1.  Business....................................................    3
  2.  Properties..................................................    8
  3.  Legal Proceedings...........................................    9
  4.  Submission of Matters to a Vote of Security Holders.........   14

                                PART II
  5.  Market for the Registrant's Common Equity and Related
      Stockholder Matters.........................................   14
  6.  Selected Financial Data.....................................   14
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................   15
 7a.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................   24
  8.  Financial Statements and Supplementary Data.................   26
  9.  Changes In and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   67

                                PART III
 10.  Directors and Executive Officers of the Registrant..........   67
 11.  Executive Compensation......................................   69
 12.  Security Ownership of Certain Beneficial Owners and
      Management..................................................   76
 13.  Certain Relationships and Related Transactions..............   77

                                PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form
      8-K.........................................................   79
      Signatures..................................................
      Exhibit Index...............................................

                                     PART I

ITEM 1. BUSINESS.

  General Development of Business

     Eagle-Picher Industries, Inc. ("Company"), a diversified manufacturing, mining and technology company, was incorporated in 1867 under the laws of the State of Ohio as an outgrowth of a business enterprise founded in Cincinnati, Ohio in 1843. The Company was acquired by Eagle-Picher Holdings, Inc. ("Parent"), a majority-owned subsidiary of Granaria Industries B.V., on February 24, 1998 from the Eagle-Picher Industries, Inc. Personal Injury Settlement Trust ("PI Trust") for $702.5 million ("Acquisition").

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

DIVESTED DIVISIONS

     During the fiscal year ended November 30, 1997, the Company sold a number of divisions to fund repayment of notes issued during the reorganization process. These divisions were the Plastics Division, the Fabricon Products Division and the Transicoil Division. The Company received net cash proceeds of $39.0 million and the aggregate loss on these transactions was $2.4 million. In June 1997, the assets of the former Suspension Systems Division were contributed to a joint venture ("E-P-Boge") with Fichtel & Sachs Industries, Inc. ("F & S"). The Company maintained a 45% interest in E-P-Boge, however F & S exercised its option to purchase the Company's interest in E-P-Boge in November 1998 for $5.0 million. At the same time, the Company's $2.8 million note from E-P-Boge was repaid. The Company sold its Trim Division as of October 31, 1998 for $14.5 million, however the transaction was held in escrow until certain conditions were met in December 1998.

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


     The Company is undertaking closure and corrective actions under the Resource Conservation Recovery Act ("RCRA") at two of its current permitted hazardous waste facilities. At the Joplin, Missouri, facility, consistent with the requirements of its RCRA permit, the Company is investigating the nature and extent of contamination from two closed hazardous waste impoundments and over 100 former solid waste management units formerly in use during the 130-year operating history of this property. The Company's investigation has identified areas of soil and groundwater contamination or suspected contamination, certain of which likely will require the Company to undertake remedial activities. Following completion of its investigation, the Company, in conjunction with federal and state regulators, will determine what, if any, corrective actions are appropriate at this property. At the Colorado Springs, Colorado, facility, the Company has entered into a Compliance Order on Consent with the State of Colorado's Department of Public Health and Environment effective January 28, 1999 (the "Consent Order"). Pursuant to the Consent Order, the Company will complete the closure of four former hazardous waste impoundments and evaluate appropriate remedial actions to address contaminated groundwater and soil at and around the facility. The Company does not believe that it will be assessed any penalty in connection with the remediation of these sites, although there can be no assurance that one will not be imposed.

     The Company owned and operated a lead and zinc smelting facility, which was dismantled in 1982, on the Galena property. The Galena property is located within the Tri-State mining district, formerly one of the largest lead and zinc fields in the world. The Tri-State mining district was actively worked from the mid-1800's until the 1960s and, as a result, soil groundwater and surface waters have been significantly and adversely impacted. In the 1980s and early 1990s, the EPA addressed both surface contamination (including residential soil contamination) and groundwater contamination issues in the Tri-State mining district in the immediate vicinity of the Galena property. Under the Environmental Settlement, while the Company resolved all of its other liability under the Comprehensive Environmental Response, Compensation, and Liability Act associated with the Tri-State mining district, it specifically retained liability for the Galena property. Environmental impacts are likely at the Galena property as a result of the former smelter operation and from historic materials management practices on the Galena property. The EPA has not required remediation of the Galena property and the Company has no current expenses in connection with remedial activities at this property. However, the Company anticipates that certain investigations and remediation may be required at some point in the future. The Company does not believe that it will be assessed any penalty in connection with the remediation of this site, although there can be no assurance that one will not be imposed.


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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

                                [NOT APPLICABLE]

ITEM 6. SELECTED FINANCIAL DATA.


                              NINE MONTHS    THREE MONTHS
                                 ENDED           ENDED
                              NOVEMBER 30     FEBRUARY 28
                                  1998           1998            1997            1996            1995            1994
                              ------------   -------------   -------------   -------------   -------------   -------------
                                             PREDECESSOR A   PREDECESSOR A   PREDECESSOR B   PREDECESSOR B   PREDECESSOR B
                                                                      (UNAUDITED)
                                                      (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
STATEMENT OF INCOME (LOSS):
Net sales(A)................  $    645,984    $  205,842      $   906,077     $   891,287     $   848,548     $   756,741
Operating income(B).........        15,470        11,027           45,558          62,106          63,087          58,281
Adjustment for asbestos
  litigation................            --            --               --         502,197      (1,005,511)             --
Fresh-start
  revaluation(C)............            --            --               --         118,684              --              --
Interest expense............       (36,313)       (6,940)         (31,261)          (3,083)(J)        (1,926)(J)        (1,809)(J)
Income (loss) before taxes,
  extraordinary items and
  accounting changes........       (19,064)        4,907           14,046         674,656        (934,871)         53,749
Income (loss) before
  extraordinary items and
  accounting changes........       (14,364)          807           (3,854)        622,086        (944,171)         48,749
Extraordinary items and
  accounting changes(D).....            --            --               --       1,524,305              --              --
Net income (loss)...........       (14,364)          807           (3,854)      2,146,391        (944,171)         48,749
Basic earnings (loss) per
  common share:
  Income (loss) before
    extraordinary items and
    accounting change.......   (143,640.00)         0.08            (0.39)          56.34          (85.51)           4.42
  Extraordinary items and
    accounting changes......            --            --               --          138.06              --              --
  Basic earnings (loss) per
    common share............   (143,640.00)         0.08            (0.39)         194.40          (85.51)           4.42
Weighted average number of
  common shares
  outstanding...............           100     9,555,560       10,000,000      11,040,932      11,040,932      11,040,932
Dividends per share.........            --            --               --              --              --              --
BALANCE SHEET DATA (END OF
  PERIOD):
Total assets................       816,327           N/A          746,881         848,880         580,073         521,107
Total long-term debt(F).....       484,356           N/A          273,397         386,439          20,628          21,622
OTHER DATA:
EBITDA(E)...................        87,436        26,969          104,080          94,931          94,193          85,676
Cash provided by (used in)
  operating activities......        75,547        (9,083)         147,883          72,861          30,456          45,093
Cash used in investing
  activities................       (16,618)       (6,734)         (13,827)        (41,770)        (28,713)        (34,087)
Cash used in financing
  activities................       (64,216)      (18,955)        (113,042)         (3,198)         (1,019)         (2,974)
SELECTED RATIOS:
Earnings/fixed charges(G)...           .49x(H)         1.69x         1.43x         173.50x(I)            --(I)         24.28x


---------------

(A) Includes net sales attributed to Divested Divisions of $18,600 in the nine months ended November 30, 1998, $7,076 in the three months ended February 28, 1998, $111,294 in 1997, $159,777 in 1996, $166,082 in 1995, and $157,009
    in 1994.

(B) Operating income is not indicative of trends as the results for the nine months ended November 30, 1998 (subsequent to the Acquisition) and those of both Predecessor A and Predecessor B were derived using different bases. (See Management's Discussion and Analysis -- Effects of the Acquisition and Reorganization on Operations and Financial Condition.)

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


(E) EBITDA is defined by the Indenture for the 9 3/8% Senior Subordinated Notes ("Indenture") as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation expenses and other non-cash charges which include gain (loss) on sale of divisions and reorganization items. EBITDA is presented because management believes it is an indicator of both a company's operating performance and its ability to service and incur debt. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income, as determined by Generally Accepted Accounting Principles ("GAAP"), as an indicator of the Company's operating performance, or to cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments. Includes EBITDA attributable to Divested Divisions of $446 in the nine months ended November 30, 1998, $(185) in the three months ended February 28, 1998, $4,302 in 1997, $5,543 in 1996, $11,252 in 1995 and $12,898 in 1994.


(F) Long-term debt of $62,000 in 1995 and 1994 was included in liabilities subject to compromise.


(G) For purposes of determining rates of earnings to fixed charges, "earnings" consist of income before provision (benefit) for income taxes extraordinary items and accounting changes and fixed charges. "Fixed charges" consist of interest expense (including amortization of deferred financing costs) and approximately 30% of rental expense, representing that portion of rental expense deemed representative of the interest factor.



(H) Earnings were insufficient to cover fixed charges for the nine months ended November 30, 1998 by $19,064.



(I) Such ratio of earnings to fixed charges is not meaningful for 1996 because of significant reversals of asbestos litigation reserves and fresh start revaluation and is not meaningful for 1995 because of significant charges for asbestos litigation. Earnings were insufficient to cover fixed charges by $934,871 for the year ended November 30, 1995.



(J) Interest was not accrued on debt that was either unsecured or undersecured during the period the Company was in bankruptcy. Contractual interest was $9,889, $8,897 and $8,940 in 1996, 1995 and 1994, respectively.


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


RESULTS OF OPERATIONS



     The following table sets forth certain sales and operating data, net of all inter-segment transactions for the Company's businesses for the periods indicated. However, operating income amounts are not comparable, primarily due to the effects of the Acquisition and the Reorganization on the asset bases and depreciation and amortization. In addition, the results of the Divested Divisions and certain one-time management compensation expenses totaling $28.9 million in 1998 related to the Acquisition also affect comparability.

                                                                    THREE
                                                 NINE MONTHS        MONTHS          YEAR ENDED
                                                    ENDED           ENDED          NOVEMBER 30,
                                                 NOVEMBER 30,    FEBRUARY 28,    ----------------
                                                     1998            1998         1997      1996
              DOLLARS IN MILLIONS                ------------    ------------    ------    ------
Net Sales:
  Automotive...................................     $330.6          $103.7       $435.2    $439.6
  Machinery....................................      201.8            64.4        270.8     257.6
  Industrial...................................      113.6            37.7        200.1     194.1
                                                    ------          ------       ------    ------
  Total........................................     $646.0          $205.8       $906.1    $891.3
                                                    ======          ======       ======    ======
Operating Income:
  Automotive...................................     $ 26.5          $  8.2       $ 29.7    $ 38.5
  Machinery....................................       19.5             5.4         20.0      22.5
  Industrial...................................       12.9             3.2         15.0      20.6
  Corporate....................................      (43.4)           (5.8)       (19.1)    (19.5)
                                                    ------          ------       ------    ------
  Total........................................     $ 15.5          $ 11.0       $ 45.6    $ 62.1
                                                    ======          ======       ======    ======



1998 COMPARED TO 1997



     Net Sales. Sales for the nine months ended November 30, 1998 and the three months ended February 28, 1998 were $646.0 million and $205.8 million, respectively, (a total of $851.8 million) compared to $906.1 million for the year ended November 30, 1997, a decrease of 6.0% for the year. However, sales for the years ended November 30, 1998 and 1997 were $826.1 million and $794.8 million, respectively, or an increase of 3.9%, after excluding the Divested Divisions (Plastics, Transicoil, Fabricon Products, Trim, Suspension Systems and the Orthane Divisions). Net sales for the Automotive Group, excluding those of Divested Divisions, increased 11.6%. The increase in sales is due to a strong automotive build in North America and increased market penetration of precision-machined transmission and drive train components and multi-layer fuel transfer systems, many of which are used in light trucks, vans and sport utility vehicles, the popularity of which remains strong. Since the 1980's, original equipment manufacturers ("OEM's") such as the Ford Motor Company and the General Motors Corporation ("GM") have been outsourcing an increasing percentage of their production requirements. OEM's benefit from outsourcing because outside suppliers generally have significantly lower cost structures and can assist in shortening development periods for new products. The Company expects to continue to benefit from the trend toward outsourcing. In the Machinery Group, net sales increased 3.2%, excluding net sales of Divested Divisions. Increases in demand for construction equipment and parts and material handling equipment were partially offset by declines in demand for special purpose batteries as a major satellite project neared completion late last year. In the Industrial Group, net sales, excluding net sales of Divested Divisions, declined 11.3%. The decrease in sales is due primarily to the decreased sales of the metal germanium. Sales of germanium products have been affected by lower market prices which resulted from increased supplies, the completion of a major satellite project and the increased use of recycled germanium by the Company's customers. Customers have increased their recycling of germanium in response to sharp increases in germanium prices which took place in 1996. Revenues have declined since the Company has shifted more toward being a toll refiner of germanium rather than a buyer and seller of the material.



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

     Selling and Administrative. Selling and administrative expenses were $58.5 million and $17.1 million in the nine months ended November 30, 1998 and the three months ended February 28, 1998, respectively (a total of $75.6 million), compared to $77.1 million in 1997. Excluding the Divested Divisions, these expenses increased 5.1% from $69.4 million in 1997 to $72.9 million in 1998. Besides a general increase due to activity relating to increased sales volumes, items contributing to the increase of selling and administrative expenses include management fees now payable to Granaria Holdings B.V. and a long-term incentive program for managers.



     Management Compensation -- Special. The special management compensation expense totaling $28.9 million in 1998 is a one-time item related to the Acquisition. See Executive Compensation.



     Depreciation. Depreciation was $29.9 million for the nine months ended November 30, 1998, $9.0 million for the three months ended February 28,1998 and $39.7 million for the year ended November 30, 1997. The 1998 and 1997 amounts are not comparable due to the differences in asset bases as a result of the Acquisition on February 24, 1998. According to purchase accounting, the basis of property, plant and equipment was adjusted to the fair value of such assets as of the date of the Acquisition. This adjustment resulted in depreciation of approximately $1.2 million greater in the nine months following the Acquisition than the Company would have incurred if the Acquisition had not taken place, or $1.4 million greater excluding the effects of the Divested Divisions.



     Amortization. Amortization was $12.3 million for the nine months ended November 30, 1998, $3.8 million for the three months ended February 28, 1998 and $16.3 million for the year ended November 30, 1997. However, the 1998 and 1997 amounts are not comparable. Prior to the Acquisition, the Company was amortizing reorganization value in excess of amounts allocable to identifiable assets of $65.1 million over four years. In accordance with purchase accounting, this asset was not allocated a fair value in the Acquisition. The excess of acquired net assets over cost of $241.2 million, which resulted from the Acquisition, is being amortized over 15 years.



     Operating Income. Operating income was $15.5 million for the nine months ended November 30, 1998, $11.0 million for the three months ended February 28, 1998 and $45.6 million for the year ended November 30, 1997. However, these amounts are not comparable, primarily due to the effects of the Acquisition and purchase accounting on depreciation and amortization, as discussed previously, management compensation expenses related to the Acquisition totaling $28.9 million in 1998 and the results of the Divested Divisions in 1997 and 1998.



     Operating income net of depreciation and amortization totaled $81.5 million in 1998 compared to $101.6 million in 1997, for a decrease of 19.8%. However, after excluding the effects of the Management Compensation - Special, the results of the Divested Divisions and the gain (loss) on the sale of such divisions, operating income net of depreciation and amortization increased 10.2%.



     Operating income. Operating income was $15.5 million for the nine months ended November 30, 1998 and $11.0 million for the three months ended February 28, 1998, a total of $26.5 million, and $45.6 million for the year ended November 30, 1997. This represents a decrease of 41.9%. However, as discussed previously, several items affect the comparability of results before and after the Acquisition including Management Compensation -- Special totaling $28.9 million in 1998 and the difference in depreciation and amortization resulting from the difference in the bases of the assets. The results of the Divested Divisions and the aggregate loss on the sales of such divisions of $2.4 million in 1997 also affect comparability. If the items affecting comparability are excluded, operating income increased 18.4%.



     The majority of the increase in depreciation of $1.4 million resulting from the difference in asset bases affected the Machinery Group. While the amount of amortization of intangibles did not change substantially from year to year, a greater portion of the intangible asset associated with the Acquisition, the excess of net assets acquired over cost, was allocated to the Machinery Group than was the intangible asset associated with the Reorganization, which resulted in higher amortization for this group. The Industrial Group experienced less amortization due to the reallocation of the intangible assets. The Automotive Group was not significantly impacted by the reallocation.

     Operating income for the Automotive Group, after excluding the results of Divested Divisions, the gain (loss) on the sale of those divisions and the effects of the changes in depreciation and amortization, increased 10.6%. The increased sales volumes described above resulted in better absorption of fixed costs and operating income increased accordingly. These increases were slightly offset by the impact on divisions in the Automotive Group of the strike against GM in 1998. The Trim Division, which is one of the Divested Divisions, was impacted the most significantly by the strike. Operating income for the Machinery Group, excluding the results of Divested Divisions, the gain (loss) on the sale of those divisions and the effects of the changes in depreciation and amortization, increased 30.6%. Although volumes of special purpose batteries declined in 1998 as a large satellite project neared completion, a shift in product mix contributed to the increase in operating income. Other contributing factors include the increase in volumes at operations manufacturing construction and material handling equipment. Excluding the results of the Divested Divisions, the gain (loss) on those divisions and the effects of the changes in depreciation and amortization discussed above, the results of the Industrial Group were flat, despite a decline in the net sales of germanium products. Corporate items totaled $49.2 million, however, of that amount, $28.9 million related to special one-time management compensation. Excluding these items, corporate expenses were $20.3 million, a 6.3% increase over the year before. This increase is due in part to the management fees to Granaria Holdings B.V. and a long-term incentive program for managers which was implemented after the Acquisition.



     Interest Expense. Interest expense was $36.3 million in the nine months ended November 30, 1998 and $6.9 million in the three months ended February 28, 1998 (a total of $43.2 million) as compared to $31.3 million in 1997. The increase is due to the increased debt related to the Acquisition as discussed above.



     Income Taxes (Benefit). Income taxes (benefit) for the nine months ended November 30, 1998, the three months ended February 28, 1998 and the year ended November 30, 1997 were $(4.7) million, $4.1 million and $17.9 million, respectively. However, these amounts and the effective tax rates are not comparable due to the impact of the Acquisition. The amortization of the reorganization value in excess of amounts allocable to identifiable assets was not deductible for tax purposes, however, a substantial portion of the amortization of the excess of acquired net assets over cost is deductible for tax purposes.



     Net Income (Loss). Net income (loss) for the nine months ended November 30, 1998, the three months ended February 28, 1998 and the year ended November 30, 1997 was $(14.4) million, $0.8 million and $(3.9) million, respectively. However, net income has been significantly impacted by the effect of the Acquisition in 1998. Items affecting the comparability of net income (loss) in 1998 and 1997 include depreciation and amortization, interest expense, income taxes (benefit) and the management compensation - special in 1998. Net income before depreciation and amortization, interest expense and income taxes and management compensation - special was $113.0 million and $101.3 million for the years ended November 30, 1998 and 1997, respectively.


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


     Depreciation. Depreciation was $39.7 million in 1997 and $30.4 million 1996. The 1997 and 1996 amounts are not comparable due to the differences in asset bases as a result of the implementation of fresh-start accounting upon the Reorganization on November 29, 1996. According to fresh-start accounting, the basis of property, plant and equipment was adjusted to the fair value of such assets as of the date of the Reorganization. This adjustment resulted in greater depreciation in 1997 of approximately $9.8 million.



     Amortization. Amortization was $16.3 million in 1997 and $0.4 million in 1996. The 1997 and 1996 amounts are not comparable due to the Reorganization. In accordance with fresh-start accounting, the Company had an intangible asset representing the reorganization value in excess of amounts allocable to identifiable assets of $65.1 million. This amount was being amortized over four years. All existing goodwill at the date of the Reorganization was not assigned a fair value.



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



     Operating Income. Operating income was $45.6 million for the year ended November 30, 1997 and $62.1 million for the year ended November 30, 1996. This represents a decrease of 26.6%. However, as discussed previously, the difference in depreciation and amortization resulting from the difference in the bases of the assets due to the Reorganization, the results of the Divested Divisions and the aggregate loss on the sales of such divisions of $2.4 million in 1997 affect comparability. If the items affecting comparability are excluded, operating income increased 18.2%.



     Operating income for the Automotive Group, after excluding the results of Divested Divisions, the gain (loss) on the sale of those divisions and the increase in depreciation and amortization, increased 6.8%. The increased sales volumes described above resulted in better absorption of fixed costs and operating income increased accordingly. Currency exchange differences offset volume gains in the European operations, therefore, the results of these operations appeared relatively flat. Operating income for the Machinery Group, excluding the results of Divested Divisions, the gain (loss) on the sale of those divisions and the increase in depreciation and amortization, increased 21.3%. The increased sales volumes of batteries accounted for the majority of this increase. Although sales of heavy-duty forklift trucks and construction machinery were flat, operations manufacturing these items posted operating gains due to increased efficiencies. Excluding the results of the Divested Divisions, the gain (loss) on those divisions and the effects of the changes in depreciation and amortization discussed above, the results of the Industrial Group increased 18.9%, due primarily to the strength of demand for germanium products. The price of germanium itself stabilized in 1997 after increasing sharply in 1996. In addition, the operation that processes diatomaceous earth products had increased operating income due to non-recurring charges taken in 1996.


     Interest Expense. Interest expense increased by $28.2 million from $3.1 million in fiscal year 1996 to $31.3 million in 1997 for reasons discussed above related to the effects of the Reorganization on the Company's results.

     Income Taxes (Benefit). Income taxes (benefit) for the years ended November 30, 1997 and 1996 were $17.9 million and $52.6 million, respectively. However, these amounts are not comparable due to the impact of the Reorganization and the adjustment for asbestos litigation in 1996. The income tax expense in 1996 included a provision for income taxes on the effects of the fresh start revaluation, which was $118.7 million.



     Net Income (Loss). Net income (loss) for the years ended November 30, 1997 and 1996 was $(3.9) million and $2,146.4 million. Asbestos related claims and items related to bankruptcy and emergence therefrom ("Reorganization Items") increased the Company's net income by $2,139.8 million in 1996. Other items affecting the comparability of net income (loss) include the cumulative effect of the change in accounting for inventories in 1996, depreciation and amortization, interest expense and income taxes (benefit) as previously discussed. In 1997, depreciation and amortization resulting from the Reorganization were approximately $26.1 million, interest expense was $31.3 million and income taxes were $17.9 million. Net income excluding these items was $71.4 million. In 1996, in addition to the Reorganization Items of $2,139.8 million, the cumulative effect of the change in accounting was $(1.2) million, amortization relating to previous goodwill was $0.4 million, interest expense was $3.1 million and income taxes were $52.6 million. Net income before these items was $63.9 million.


  Financial Condition


EBITDA



     The Company's EBITDA is defined by the terms of the Preferred Stock and the Indenture as earnings before interest expense, income taxes, depreciation and amortization, certain one-time management compensation items and other non-cash charges, such as reorganization items and the loss on the sale of divisions. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by generally accepted accounting principles, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.



     EBITDA was $114.4 million, $104.1 million and $94.9 million in 1998, 1997 and 1996, respectively. Excluding the Divested Divisions, EBITDA was $114.1 million, $99.9 million and $89.4 million in 1998, 1997 and 1996. The increase in EBITDA of 14.2% (excluding the Divested Divisions) from 1997 to 1998 was due primarily to better sales volumes of certain automotive products and construction and material handling equipment and a better product mix in the operation manufacturing special-purpose batteries. The increase in EBITDA of 11.7% (excluding Divested Divisions) from 1996 to 1997 resulted primarily from increased volumes of certain automotive products and batteries, strong demand for germanium products and increased operating efficiencies at operations making construction and material handling equipment.


OPERATING ACTIVITIES


     Cash flows provided by operations in the nine months ended November 30, 1998 were $75.5 million and cash flows used in operations in the three months ended February 28, 1998 were $9.1 million, for a net total of cash provided from operations of $66.4 million in 1998. Comparable amounts in 1997 and 1996 were $147.9 million and $72.9 million, respectively. In 1997, $69.1 million of the $147.9 million resulted from the tax refund due to NOL carrybacks previously discussed. Cash flows provided by operations in 1997, excluding the tax refund, were $78.8 million.



     Operating income was $15.5 million in the nine months November 30, 1998, $11.0 million in the three months ended February 28, 1998 (totaling $26.5 million in 1998), $45.6 million in 1997 and $62.1 million in

1996. The following table sets forth a reconciliation of operating income to cash provided by (used in) operations for the years ended November 30:



                  (DOLLARS IN MILLIONS)                     1998      1997     1996
                  ---------------------                    ------    ------    -----
Operating income.........................................  $ 26.5    $ 45.6    $62.1
Depreciation and amortization, excluding amortization of
  deferred financing costs...............................    55.0      56.0     30.7
Other income.............................................     2.6       (.3)     1.3
Loss on sales of divisions...............................      --       2.4       --
Interest paid............................................   (35.3)    (31.0)    (2.8)
Income taxes paid -- net.................................    (3.1)     (4.3)   (17.3)
Proceeds from insurance settlements......................    14.8        --       --
Working capital and other................................     5.9      10.4     (1.1)
                                                           ------    ------    -----
Cash provided by operating activities (net of tax refund
  in 1997)...............................................  $ 66.4    $ 78.8    $72.9
                                                           ======    ======    =====



     Interest paid increased in 1997 due to the Reorganization and in 1998 due to the Acquisition as previously discussed. Income taxes paid declined in 1997 due to the NOL's resulting from the Reorganization that were available to reduce taxable income as previously discussed. These NOL's were available only through the Acquisition date in 1998 and are not available to the Company on a going forward basis. The proceeds from insurance settlements in 1998 related to contingent assets at the time of the Acquisition which were recognized as adjustments to Excess of Acquired Net Assets Over Cost when realized. In 1998, the increase in cash provided by operating activities attributable to working capital was due primarily to the use of cash in an employee benefits trust to pay for such benefits, rather than using the Company's cash. This resulted in a decrease in the use of cash to the Company of approximately $8.0 million. The difference is attributable to increases in working capital due to growth of the business. In 1997, the increase in cash provided by operating activities attributable to working capital was due to certain divisions being able to negotiate better terms on their accounts payable after emerging from bankruptcy.


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

     The Company sold its Trim Division as of October 31, 1998, however the transaction remained in escrow until certain conditions were met in December 1998. At that time, the Company received $12.4 million cash and a $2.1 million note due in 2000 which is secured by a first mortgage on the real estate. In 1997, The Company contributed the assets of its former Suspension Systems Division to Eagle-Picher-Boge, L.L.C., a joint venture in which the Company had a 45% interest, and received a note from the joint venture in the amount of $2.8 million. In 1998, the majority partner exercised its option to purchase the Company's interest in the joint venture. At that time, the note was also repaid resulting in proceeds totaling $7.9 million. The Company sold the Plastics, Fabricon Products and the Transicoil Divisions in 1997. The net cash proceeds of these transactions, totaled $39.0 million. The injection molding operations of the Orthane Division were sold in 1996 for $4.2 million.

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

EARNINGS TO FIXED CHARGES



     Earnings to fixed charges were .68x and 1.43x for the years ended November 30, 1998 and 1997, respectively, and the earnings were insufficient to cover fixed charges by $14.2 million for the year ended November 30, 1998. However, the management compensation -- special of $28.9 million in 1998 is a one-time item relating to the Acquisition. If this item were excluded, earnings to fixed charges would have been 1.33x in 1998.



     Earnings to fixed charges were 1.43x and 173.50x for the years ended November 30, 1997 and 1996, respectively, however such ratio is not meaningful for 1996 because of significant reversals of asbestos litigation reserves and the fresh start revaluation. In addition, interest expense was not accrued in 1996 on debt that was either unsecured or undersecured in accordance with SOP 90-7.


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


     The Acquisition was accounted for as a purchase. The purchase price has been allocated to the assets and liabilities of the Company based on their respective fair values as determined primarily by independent appraisals. The excess of the purchase price over the assessed values of the net assets was allocated to Excess of Acquired Net Assets Over Cost and is being amortized over 15 years. If it becomes apparent that additional purchase price allocations are necessary, such adjustments would be made before February 24, 1999. It is not expected that additional adjustments would be material. Due to the Acquisition and purchase accounting, consolidated financial statements relating to operations after the Acquisition are not comparable to those relating to periods prior to the Acquisition. Accordingly, periods prior to the Acquisition are labeled with certain "Predecessor" designations, as described below.


  Reporting for Reorganization


     The Company accounted for all transactions related to its chapter 11 proceedings and reorganization in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (See Note C). The Company emerged from reorganization November 29, 1996 ("Effective Date") and, in accordance with SOP 90-7, adopted fresh-start reporting. Fresh-start reporting requires valuation of assets and liabilities at fair value and valuation of equity based on the appraised reorganization value of the ongoing business, which resulted in a fresh-start revaluation gain of $118,684 in 1996. The adjustments to reflect the Company's emergence from bankruptcy and fresh-start reporting have been reflected in the accompanying consolidated financial statements. As a result, the consolidated financial statements relating to post-emergence operations are not comparable to those prior to November 29, 1996. Accordingly, the consolidated financial statements for the periods prior to the Acquisition but subsequent to the Effective Date are labeled "Predecessor A" to indicate they were prepared after adopting fresh-start reporting. The consolidated financial statements for the year ended November 30, 1996 are labeled "Predecessor B."


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

  Revenue Recognition

     Sales are recognized primarily upon shipment of products except for a division of the Company that sells products under contracts and subcontracts with various United States Government agencies and aerospace and defense contractors. On cost-reimbursable contracts, sales are recognized as costs are incurred and include a portion of the total estimated earnings to be realized in the ratio that costs incurred relate to total estimated costs. On fixed-price contracts, sales are recognized using the percentage of completion method, when deliveries are made or upon completion of specified tasks. Contract losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion.

                         EAGLE-PICHER INDUSTRIES, INC.

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
                                                ========      =======       ========          ========
IDENTIFIABLE ASSETS.........................         N/A          N/A            N/A               N/A
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


     In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor Company as of November 30, 1998, and the results of its operations and its cash flows for the nine month period then ended, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements under fresh-start accounting referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of November 30, 1997, and the results of its operations and its cash flows for the year ended November 30, 1997, and the three months ended February 28, 1998, in conformity with generally accepted accounting principles.


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

     Dr. Wiedeking was appointed as a Director of the Company in January 1999. He has been the Chairman of the Board of Porsche AG since 1993 where he is also President and Chief Executive Officer.

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

     Mr. Wickens has been Senior Vice President of the Company since September 1998. Prior to that time, beginning in December 1994, he was Senior Vice President-Automotive. From 1990 until December 1994, he was Division President of the Company's Hillsdale Tool & Manufacturing Co. Mr. Wickens joined the Company in 1976 as a management trainee with the Company's former Fabricon Automotive Division, and was promoted to Plant Manager, Vice President and then President of Fabricon Automotive. Subsequently, Mr. Wickens served as President of the Wolverine Gasket Division and then as Vice President of the Automotive Group.

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

(2) The amounts in this column represent the dollar value of restricted stock awards granted to the Named Executive Officers during fiscal 1998 under the Company's Incentive Stock Plan (as described below), of shares of Class A Common Stock of Parent. Such awards were originally subject to periods of vesting but, pursuant to an amendment to the Incentive Stock Plan, all of such awards were fully vested on or before November 19, 1998 (see
    "-- Incentive Stock Plan," below). The amounts in this column, which comprise the entire aggregate holdings of each of the Named Executive Officers, represent the following numbers of shares: Mr. Ruijssenaars, 30,000 shares; Mr. Wickens, 10,000 shares; Mr. Aslanian, 6,250 shares; Mr. Curless, 5,000 shares; Mr. Krall, 1,250 shares; and Mr. Hall, 5,000 shares. The total aggregate dollar value of all stock awards under the Incentive Stock Plan is $4,651,500, which represents a total of 83,500 shares, all of which were fully vested on or before November 19, 1998. The EP Management Trust holds as of February 24, 1999, 9,250 unawarded shares of the Parent's Class A Common Stock. (See Note J to the Company's Consolidated Financial Statements at Item 8.) Dividends on the restricted stock, if any are declared, would be payable on the restricted stock. Parent, however, has no obligation to declare dividends and, pursuant to the terms of Parent's Preferred Stock, certain restrictions exist on Parent's ability to declare dividends on the Class A Common Stock.

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
    2.   Financial Statement Schedules
         -- None
    3.   Exhibits (numbers keyed to Item 601, Regulation S-K)


  2.1     --   Third Amended Plan of Reorganization of Eagle-Picher
               Industries, Inc. (the "Company")(1)
  2.2     --   Exhibits to Third Amended Plan of Reorganization of the
               Company(1)
  3.1     --   Articles of Incorporation of the Company, as amended(1)
  3.2     --   Regulations of the Company(1)
  3.3     --   Amended and Restated Certificate of Incorporation of
               Eagle-Picher Holdings, Inc.(1)
  3.4     --   Bylaws of Eagle-Picher Holdings, Inc.(1)
  3.5     --   Articles of Incorporation of Daisy Parts, Inc.(2)
  3.6     --   Bylaws of Daisy Parts, Inc.(2)
  3.7     --   Certificate of Incorporation of Eagle-Picher Development
               Company, Inc.(2)
  3.8     --   Bylaws of Eagle-Picher Development Company, Inc.(2)
  3.9     --   Certificate of Incorporation of Eagle-Picher Far East,
               Inc.(2)
  3.10    --   Bylaws of Eagle-Picher Far East, Inc.(2)
  3.11    --   Articles of Incorporation of Eagle-Picher Fluid Systems,
               Inc.(2)
  3.12    --   Bylaws of Eagle-Picher Fluid Systems, Inc.(2)
  3.13    --   Articles of Incorporation of Eagle-Picher Minerals, Inc.(2)
  3.14    --   Bylaws of Eagle-Picher Minerals, Inc.(2)
  3.15    --   Certificate of Formation of Eagle-Picher Technologies,
               LLC(2)
  3.16    --   Operating Agreement of Eagle-Picher Technologies, LLC(2)
  3.16a   --   Amended and Restated Limited Liability Company Agreement of
               Eagle-Picher Technologies, LLC(3)
  3.17    --   Articles of Incorporation of Hillsdale Tool & Manufacturing
               Co.(2)
  3.18    --   Bylaws of Hillsdale Tool & Manufacturing Co.(2)
  3.19    --   Articles of Incorporation of Michigan Automotive Research
               Corporation(2)
  3.20    --   Bylaws of Michigan Automotive Research Corporation(2)
  4.1     --   Indenture, dated as of February 24, 1998, between the
               Company, Eagle-Picher Holdings, Inc. as a Guarantor, the
               subsidiary guarantors, Daisy Parts, Inc. Eagle-Picher
               Development Company, Inc., Eagle-Picher Far East, Inc.,
               Eagle-Picher Fluid Systems, Inc., Eagle-Picher Minerals,
               Inc., Eagle-Picher Technologies, LLC, Hillsdale Tool &
               Manufacturing Co., Michigan Automotive Research Corporation
               (together, the "Subsidiary Guarantors" or the "Domestic
               Subsidiaries"), and The Bank of New York as Trustee (the
               "Trustee")(1)
  4.2     --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939(1)
  4.3     --   First Supplemental Indenture dated as of February 24, 1998, between the Company and the Trustee(1)
  4.4     --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registration Statement)(1)
  9.1     --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Parent(5)
 10.1     --   Merger Agreement, dated as of December 23, 1997, among the
               Company, the Eagle-Picher Industries, Inc. Personal Injury
               Settlement Trust, Eagle-Picher Holdings, Inc. and E-P
               Acquisition, Inc.(1)

 10.2     --   Amendment No. 1 to the Merger Agreement, dated as of
               February 23, 1998, among the Company, the Eagle-Picher
               Industries, Inc. Personal Injury Settlement Trust,
               Eagle-Picher Holdings, Inc. and E-P Acquisition, Inc.(1)
 10.3     --   Supplemental Executive Retirement Plan of the Company(2)
 10.4     --   Notes Purchase Agreement, dated February 19, 1998, among E-P
               Acquisition, Inc. the Company, Eagle-Picher Holdings, SBC
               Warburg Dillon Read and ABN AMRO Incorporated(1)
 10.5     --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Company and the
               Subsidiary Guarantors(1)
 10.6     --   Registration Rights Agreement, dated as of February 24,
               1998, between E-P Acquisition, SBC Warburg Dillon Read and
               ABN AMRO Incorporated(1)
 10.7     --   Assumption Agreement for the Registration Rights Agreement,
               dated as of February 24, 1998, of the Company(1)
 10.8     --   Credit Agreement, dated as of February 19, 1998, among E-P
               Acquisition, Inc. (merged with and into the Company),
               Various Lenders from time to time party thereto, ABN AMRO
               Bank N.V., as Agent (the "Agent"), PNC Bank, National
               Association, as Documentation Agent and DLJ Capital Funding,
               Inc., as Syndication Agent(1)
 10.9     --   Assumption Agreement, dated as of February 24, 1998, between the Company and the Agent(1)
 10.10    --   Security Agreement, dated as of February 24, 1998, among the
               Company, the Agent and the Domestic Subsidiaries(1)
 10.11    --   Holdings Pledge Agreement, dated as of February 24, 1998,
               between Eagle-Picher Holdings, Inc. and the Agent(1)
 10.12    --   Borrower and Subsidiary Pledge Agreement, dated as of
               February 24, 1998, among the Company, E-P Development, E-P
               Minerals and the Agent(1)
 10.13    --   Holdings Guaranty Agreement, dated as of February 24, 1998, by Eagle-Picher Holdings, Inc., accepted and agreed by the
               Agent(1)
 10.14    --   Subsidiary Guaranty Agreement, dated as of February 24,
               1998, by the Domestic Subsidiaries, accepted and agreed by the Agent(1)
 10.15    --   Trademark Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent(1)
 10.16    --   Patent Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent(1)
 10.17    --   Copyright Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent(1)
 10.18    --   Subordination Agreement, dated as of February 24, 1998,
               among E-P Acquisition, Inc., the Company and the Domestic
               Subsidiaries(2)
 10.19    --   Management Agreement, dated as of February 24, 1998, between the Company and Granaria Holdings B.V.(1)
 10.20    --   Eagle-Picher Management Trust made February 17, 1998, among
               Granaria Industries B.V. and Thomas E. Petry, Andries
               Ruijssenaars and Joel Wyler as trustees (the "E-P Management
               Trust")(2)
 10.21    --   Incentive Stock Plan of Eagle-Picher Industries, Inc.,
               effective as of February 25, 1998(2)
 10.22    --   Employment Agreements, dated November 29, 1996, between
               Registrant and each Named Executive Officer as defined in
               the Company's Form S-4 filed in 1998, as amended (Messrs.
               Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)(2)
 10.23    --   Amendments, dated August 5, 1997, to Employment Agreements between the Company and each Named Executive Officer as
               defined in the Company's Form S-4(2)
 10.24    --   Sales Incentive Program of the Company(2)
 10.25    --   Letter Agreements, dated August 5, 1997, between the Company and each Named Executive Officer as defined in the Company's
               Form S-4 regarding Short Term Sale Program(2)
 10.26    --   Letter Agreement, dated September 12, 1997, between the
               Company and Carroll D. Curless regarding Sale Incentive
               Bonus(2)
 10.27    --   Letter Agreements, dated February 18, 1998, between the
               Company and each Named Executive Officer as defined in the
               Company's Form S-4 regarding Short Term Sale Program(2)
 10.28    --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program(2)

 10.29    --   Eagle-Picher Holdings, Inc. (the "Parent") Incentive Stock
               Plan for Outside Directors effective January 1, 1999(5)
 10.30    --   Amended and Restated Incentive Stock Plan for Eagle-Picher
               Industries, Inc. (the "Company")(5)
 10.31    --   Second Amended and Restated Incentive Stock Plan for
               Eagle-Picher Industries, Inc. (the "Company")(5)
 10.32    --   Shareholders Agreement, dated October 15, 1998, among
               Granaria Holdings B.V., Granaria Industries B.V.,
               Eagle-Picher Holdings, Inc. (the "Parent") and Eagle-Picher
               Industries, Inc. (the "Company")(5)
 10.33    --   Share Appreciation Plan of the Company(4)
 12.1     --   Ratios of Earnings to Fixed Charges
 21.1     --   Subsidiaries of the Company(5)
 23.1     --   Consent of Deloitte & Touche LLP
 23.2     --   Consent of KPMG LLP
 27.1     --   Financial Data Schedule (submitted electronically to the SEC for its information)(5)


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


(5) Incorporated by reference to the Company's Form 10-K filed on March 1, 1999.

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


Date: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ ANDRIES RUIJSSENAARS                      Date: May 27, 1999
-----------------------------------------------------------
             Andries Ruijssenaars, President,
           Chief Executive Officer and Director

                  /s/ CARROLL D. CURLESS                       Date: May 27, 1999
-----------------------------------------------------------
     Carroll D. Curless, Vice President and Controller
             (Principal Financial Officer and
               Principal Accounting Officer)

                     /s/ JOEL P. WYLER                         Date: May 27, 1999
-----------------------------------------------------------
                Joel P. Wyler, Director and
                   Chairman of the Board

                    /s/ DANIEL C. WYLER                        Date: May 27, 1999
-----------------------------------------------------------
                 Daniel C. Wyler, Director

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


Dated: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER HOLDINGS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ ANDRIES RUIJSSENAARS                      Date: May 27, 1999
-----------------------------------------------------------
             Andries Ruijssenaars, President,
           Chief Executive Officer and Director
               (Principal Executive Officer)

                  /s/ CARROLL D. CURLESS                       Date: May 27, 1999
-----------------------------------------------------------
     Carroll D. Curless, Vice President and Controller
               (Principal Financial Officer
             and Principal Accounting Officer)

                     /s/ JOEL P. WYLER                         Date: May 27, 1999
-----------------------------------------------------------
                Joel P. Wyler, Director and
                   Chairman of the Board

                    /s/ DANIEL C. WYLER                        Date: May 27, 1999
-----------------------------------------------------------
                 Daniel C. Wyler, Director

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


Dated: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, DAISY PARTS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                   /s/ WILLIAM D. OETERS                       Date: May 27, 1999
-----------------------------------------------------------
               William D. Oeters, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: May 27, 1999
-----------------------------------------------------------
              Gary M. Freytag, Vice President
                       and Treasurer
               (Principal Financial Officer)

                    /s/ DAVID P. KELLEY                        Date: May 27, 1999
-----------------------------------------------------------
                David P. Kelley, Controller
              (Principal Accounting Officer)

                    /s/ DAVID N. EVANS                         Date: May 27, 1999
-----------------------------------------------------------
                 David N. Evans, Director

                    /s/ DAVID G. KRALL                         Date: May 27, 1999
-----------------------------------------------------------
                 David G. Krall, Director

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


Dated: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER DEVELOPMENT CO., INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 /s/ ANDRIES RUIJSSENAARS                      Date: May 27, 1999
-----------------------------------------------------------
       Andries Ruijssenaars, Director and President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: May 27, 1999
-----------------------------------------------------------
       Gary M. Freytag, Vice President and Treasurer
             (Principal Financial Officer and
               Principal Accounting Officer)

                    /s/ DAVID G. KRALL                         Date: May 27, 1999
-----------------------------------------------------------
                 David G. Krall, Director

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


Dated: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FAR EAST, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                    /s/ SADAO TAKAHASHI                        Date: May 27, 1999
-----------------------------------------------------------
                Sadao Takahashi, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: May 27, 1999
-----------------------------------------------------------
       Gary M. Freytag, Vice President and Treasurer
             (Principal Financial Officer and
               Principal Accounting Officer)

                    /s/ DAVID N. EVANS                         Date: May 27, 1999
-----------------------------------------------------------
                 David N. Evans, Director

                    /s/ DAVID G. KRALL                         Date: May 27, 1999
-----------------------------------------------------------
                 David G. Krall, Director

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


Dated: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER FLUID SYSTEMS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                     /s/ SCOTT F. MALY                         Date: May 27, 1999
-----------------------------------------------------------
                 Scott F. Maly, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: May 27, 1999
-----------------------------------------------------------
                Gary M. Freytag, Treasurer
               (Principal Financial Officer)

                    /s/ DANIEL T. HOAG                         Date: May 27, 1999
-----------------------------------------------------------
                Daniel T. Hoag, Controller
              (Principal Accounting Officer)

                    /s/ DAVID G. KRALL                         Date: May 27, 1999
-----------------------------------------------------------
                 David G. Krall, Director

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


Date: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER MINERALS, INC., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                     /s/ WESLEY D. LEE                         Date: May 27, 1999
-----------------------------------------------------------
                 Wesley D. Lee, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: May 27, 1999
-----------------------------------------------------------
       Gary M. Freytag, Vice President and Treasurer
               (Principal Financial Officer)

                     /s/ NANCY C. REED                         Date: May 27, 1999
-----------------------------------------------------------
                 Nancy C. Reed, Controller
              (Principal Accounting Officer)

                    /s/ DAVID N. EVANS                         Date: May 27, 1999
-----------------------------------------------------------
                 David N. Evans, Director

                    /s/ DAVID G. KRALL                         Date: May 27, 1999
-----------------------------------------------------------
                 David G. Krall, Director

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


Dated: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, EAGLE-PICHER TECHNOLOGIES, LLC, AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                    /s/ WILLIAM E. LONG                        Date: May 27, 1999
-----------------------------------------------------------
          William E. Long, President and Director
               (Principal Executive Officer)

                    /s/ R. DOUG WRIGHT                         Date: May 27, 1999
-----------------------------------------------------------
                R. Doug Wright, Controller
               (Principal Financial Officer
             and Principal Accounting Officer)

                     /s/ JOEL P. WYLER                         Date: May 27, 1999
-----------------------------------------------------------
                  Joel P. Wyler, Director

                 /s/ ANDRIES RUIJSSENAARS                      Date: May 27, 1999
-----------------------------------------------------------
              Andries Ruijssenaars, Director

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


Dated: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, HILLSDALE TOOL & MANUFACTURING CO., AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                   /s/ WILLIAM D. OETERS                       Date: May 27, 1999
-----------------------------------------------------------
               William D. Oeters, President
               (Principal Executive Officer)

                    /s/ GARY M. FREYTAG                        Date: May 27, 1999
-----------------------------------------------------------
       Gary M. Freytag, Vice President and Treasurer
               (Principal Financial Officer)

                    /s/ DAVID P. KELLEY                        Date: May 27, 1999
-----------------------------------------------------------
                David P. Kelley, Controller
              (Principal Accounting Officer)

                    /s/ DAVID N. EVANS                         Date: May 27, 1999
-----------------------------------------------------------
                 David N. Evans, Director

                    /s/ DAVID G. KRALL                         Date: May 27, 1999
-----------------------------------------------------------
                 David G. Krall, Director

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


Dated: May 27, 1999


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE ADDITIONAL REGISTRANT, MICHIGAN AUTOMOTIVE RESEARCH CORPORATION, AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                   /s/ MICHAEL J. BOERMA                       Date: May 27, 1999
-----------------------------------------------------------
         Michael J. Boerma, President and Director
               (Principal Executive Officer)

                  /s/ TERENCE J. RHOADES                       Date: May 27, 1999
-----------------------------------------------------------
        Terence J. Rhoades, Secretary and Treasurer
             (Principal Financial Officer and
               Principal Accounting Officer)

                    /s/ DAVID G. KRALL                         Date: May 27, 1999
-----------------------------------------------------------
                 David G. Krall, Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER
-------
  2.1     --   Third Amended Plan of Reorganization of Eagle-Picher
               Industries, Inc. (the "Company")*
  2.2     --   Exhibits to Third Amended Plan of Reorganization of the
               Company*
  3.1     --   Articles of Incorporation of the Company, as amended*
  3.2     --   Regulations of the Company*
  3.3     --   Amended and Restated Certificate of Incorporation of
               Eagle-Picher Holdings, Inc.*
  3.4     --   Bylaws of Eagle-Picher Holdings, Inc.*
  3.5     --   Articles of Incorporation of Daisy Parts, Inc.*
  3.6     --   Bylaws of Daisy Parts, Inc.*
  3.7     --   Certificate of Incorporation of Eagle-Picher Development
               Company, Inc.*
  3.8     --   Bylaws of Eagle-Picher Development Company, Inc.*
  3.9     --   Certificate of Incorporation of Eagle-Picher Far East, Inc.*
  3.10    --   Bylaws of Eagle-Picher Far East, Inc.*
  3.11    --   Articles of Incorporation of Eagle-Picher Fluid Systems,
               Inc.*
  3.12    --   Bylaws of Eagle-Picher Fluid Systems, Inc.*
  3.13    --   Articles of Incorporation of Eagle-Picher Minerals, Inc.*
  3.14    --   Bylaws of Eagle-Picher Minerals, Inc.*
  3.15    --   Certificate of Formation of Eagle-Picher Technologies, LLC*
  3.16    --   Operating Agreement of Eagle-Picher Technologies, LLC*
  3.16a   --   Amended and Restated Limited Liability Company Agreement of
               Eagle-Picher Technologies, LLC*
  3.17    --   Articles of Incorporation of Hillsdale Tool & Manufacturing
               Co.*
  3.18    --   Bylaws of Hillsdale Tool & Manufacturing Co.*
  3.19    --   Articles of Incorporation of Michigan Automotive Research
               Corporation*
  3.20    --   Bylaws of Michigan Automotive Research Corporation*
  4.1     --   Indenture, dated as of February 24, 1998, between E-P
               Acquisition, Inc., Eagle-Picher Holdings, Inc. as a
               Guarantor, the Subsidiary guarantors (Daisy Parts, Inc.
               Eagle-Picher Development Company, Inc., Eagle-Picher Far
               East, Inc., Eagle-Picher Fluid Systems, Inc., Eagle-Picher
               Minerals, Inc., Eagle-Picher Technologies, LLC, Hillsdale
               Tool & Manufacturing Co., Michigan Automotive Research
               Corporation (together, the "Subsidiary Guarantors" or the
               "Domestic Subsidiaries"), and The Bank of New York as
               Trustee (the "Trustee")*
  4.2     --   Cross Reference Table showing the location in the Indenture of the provisions of Sections 310 through 318(a), inclusive, of the Trust Indenture Act of 1939*
  4.3     --   First Supplemental Indenture dated as of February 24, 1998, between the Company and the Trustee*
  4.4     --   Form of Global Note (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registration Statement)*
  9.1     --   Voting Trust Agreement dated November 16, 1998 with owners of Class A (Voting) Common Stock of the Parent*
 10.1     --   Merger Agreement, dated as of December 23, 1997, among the
               Company, the Eagle-Picher Industries, Inc. Personal Injury
               Settlement Trust, Eagle-Picher Holdings, Inc. and E-P
               Acquisition, Inc.*

EXHIBIT
NUMBER
-------
 10.2     --   Amendment No. 1 to the Merger Agreement, dated as of
               February 23, 1998, among the Company, the Eagle-Picher
               Industries, Inc. Personal Injury Settlement Trust,
               Eagle-Picher Holdings, Inc. and E-P Acquisition, Inc.*
 10.3     --   Supplemental Executive Retirement Plan of the Company*
 10.4     --   Notes Purchase Agreement, dated February 19, 1998, among E-P
               Acquisition, Inc. the Company, Eagle-Picher Holdings, SBC
               Warburg Dillon Read and ABN AMRO Incorporated*
 10.5     --   Assumption Agreement for the Notes Purchase Agreement, dated as of February 24, 1998, between the Company and the
               Subsidiary Guarantors*
 10.6     --   Registration Rights Agreement, dated as of February 24,
               1998, between E-P Acquisition, SBC Warburg Dillon Read and
               ABN AMRO Incorporated*
 10.7     --   Assumption Agreement for the Registration Rights Agreement,
               dated as of February 24, 1998, of the Company*
 10.8     --   Credit Agreement, dated as of February 19, 1998, among E-P
               Acquisition, Inc. (merged with and into the Company),
               Various Lenders from time to time party thereto, ABN AMRO
               Bank N.V., as Agent (the "Agent"), PNC Bank, National
               Association, as Documentation Agent and DLJ Capital Funding,
               Inc., as Syndication Agent*
 10.9     --   Assumption Agreement, dated as of February 24, 1998, between the Company and the Agent*
 10.10    --   Security Agreement, dated as of February 24, 1998, among the
               Company, the Agent and the Domestic Subsidiaries*
 10.11    --   Holdings Pledge Agreement, dated as of February 24, 1998,
               between Eagle-Picher Holdings, Inc. and the Agent*
 10.12    --   Borrower and Subsidiary Pledge Agreement, dated as of
               February 24, 1998, among the Company, E-P Development, E-P
               Minerals and the Agent*
 10.13    --   Holdings Guaranty Agreement, dated as of February 24, 1998, by Eagle-Picher Holdings, Inc., accepted and agreed by the
               Agent*
 10.14    --   Subsidiary Guaranty Agreement, dated as of February 24,
               1998, by the Domestic Subsidiaries, accepted and agreed by the Agent*
 10.15    --   Trademark Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent*
 10.16    --   Patent Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent*
 10.17    --   Copyright Collateral Agreement, dated February 24, 1998,
               between the Company and the Agent*
 10.18    --   Subordination Agreement, dated as of February 24, 1998,
               among E-P Acquisition, Inc., the Company and the Domestic
               Subsidiaries*
 10.19    --   Management Agreement, dated as of February 24, 1998, between the Company and Granaria Holdings B.V.*
 10.20    --   Eagle-Picher Management Trust made February 17, 1998, among
               Granaria Industries B.V. and Thomas E. Petry, Andries
               Ruijssenaars and Joel Wyler as trustees (the "E-P Management
               Trust")*
 10.21    --   Incentive Stock Plan of Eagle-Picher Industries, Inc.,
               effective as of February 25, 1998*
 10.22    --   Employment Agreements, dated November 29, 1996, between
               Registrant and each Named Executive Officer as defined in
               the Company's Form S-4 filed in 1998, as amended (Messrs.
               Petry, Ruijssenaars, Hall, Wickens, Curless and Ralston)*
 10.23    --   Amendments, dated August 5, 1997, to Employment Agreements between the Company and each Named Executive Officer as
               defined in the Company's Form S-4*
 10.24    --   Sales Incentive Program of the Company*
 10.25    --   Letter Agreements, dated August 5, 1997, between the Company and each Named Executive Officer as defined in the Company's
               Form S-4 regarding Short Term Sale Program*

EXHIBIT
NUMBER
-------
 10.26    --   Letter Agreement, dated September 12, 1997, between the
               Company and Carroll D. Curless regarding Sale Incentive
               Bonus*
 10.27    --   Letter Agreements, dated February 18, 1998, between the
               Company and each Named Executive Officer as defined in the
               Company's Form S-4 regarding Short Term Sale Program*
 10.28    --   Side Letter, dated February 23, 1998, regarding Amendments to the Short Term Sale Program*
 10.29    --   Eagle-Picher Holdings, Inc. (the "Parent") Industries Stock
               Plan for Outside Directors effective January 1, 1999*
 10.30    --   Amended and Restated Incentive Stock Plan for Eagle-Picher
               Industries, Inc. (the "Company")*
 10.31    --   Second Amended and Restated Incentive Stock Plan for
               Eagle-Picher Industries, Inc. (the "Company")*
 10.32    --   Shareholders Agreement, dated October 15, 1998, among
               Granaria Holdings B.V., Granaria Industries B.V.,
               Eagle-Picher Holdings, Inc. (the "Parent") Eagle-Picher
               Industries, Inc. (the "Company")*
 10.33    --   Share Appreciation Plan of the Company*
 12.1     --   Ratios of Earnings to Fixed Charges
 21.1     --   Subsidiaries of the Company*
 23.1     --   Consent of Deloitte & Touche LLP
 23.2     --   Consent of KPMG LLP
 27.1     --   Financial Data Schedule (submitted electronically to the SEC for its information)*


---------------

* Incorporated by reference. See Item 14 above.