Form 10-Q
period 2002-05-31
EAGLE PICHER INDUSTRIES INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; DAISY PARTS INC; EAGLE PICHER HOLDINGS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER MINERALS INC
filed 2002-07-15
CIK 30927, 1059568, 1059570, 1059567, 1059364, 1059573, 1059575, 1059576, 1059572

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended May 31, 2002    Commission file number 333-49957-01
                                                            -------------



                         EAGLE-PICHER HOLDINGS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                 13-3989553
---------------------------------      ---------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


         11201 North Tatum Blvd., Suite 110, Phoenix, Arizona   85028
-------------------------------------------------------------------------------
         (Address of principal executive offices)             Zip Code


Registrant's telephone number, including area code    602-923-7200
                                                  -----------------------------

                                (Not Applicable)
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

EAGLE-PICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9 3/8% SENIOR SUBORDINATED NOTES AND 11 3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. (See explanatory note immediately above.)
Yes      No  x
    ---     ---

Indicate by check mark whether the additional registrant, Eagle-Picher Industries, Inc., has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   x   No
    ----     ---


963,500 shares of common capital stock, $.01 par value each, were outstanding at July 15, 2002.

                         TABLE OF ADDITIONAL REGISTRANTS



                                          Jurisdiction of                              IRS Employer
                                         Incorporation or     Commission File         Identification
         Name                              Organization          Number                   Number
         ----                              ------------          ------                   ------



  Eagle-Picher Industries, Inc.             Ohio              333-49957                 31-0268670
  Daisy Parts, Inc.                         Michigan          333-49957-02              38-1406772
  Eagle-Picher Development Co., Inc.        Delaware          333-49957-03              31-1215706
  Eagle-Picher Far East, Inc.               Delaware          333-49957-04              31-1235685
  Eagle-Picher Minerals, Inc.               Nevada            333-49957-06              31-1188662
  Eagle-Picher Technologies, LLC            Delaware          333-49957-09              31-1587660
  Hillsdale Tool & Manufacturing Co.        Michigan          333-49957-07              38-0946293
  EPMR Corporation (f/k/a Michigan
    Automotive Research Corp.)              Michigan          333-49957-08              38-2185909

                                TABLE OF CONTENTS





                                                                       Page
                                                                      Number
                                                                      ------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................   4

     Condensed Consolidated Statements of Income (Loss)(Unaudited)....   4
     Condensed Consolidated Balance Sheets (Unaudited)................   5
     Condensed Consolidated Statements of Cash Flows (Unaudited)......   7
     Notes to Condensed Consolidated Financial Statements (Unaudited).   9

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations..............................  24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  33


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................  35

Item 6.  Exhibits and Reports on Form 8-K.............................  35

Signatures............................................................  36

                          PART I. FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS.

                           EAGLE-PICHER HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)(UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                 Three Months Ended         Six Months Ended
                                                       May 31                    May 31
                                               ----------------------    ----------------------

                                                  2002         2001         2002         2001
                                                  ----         ----         ----         ----

Net Sales                                      $ 181,327    $ 184,127    $ 340,676    $ 348,156
                                               ---------    ---------    ---------    ---------

Operating Costs and Expenses:
Cost of products sold (exclusive
  of depreciation)                               140,279      147,499      266,326      277,627
Selling and administrative                        21,247       13,611       34,915       24,871
Depreciation                                      11,714       11,379       22,331       21,632
Amortization of intangibles                        4,298        4,149        8,520        8,105
Restructuring                                      2,998            -        2,998            -
Divestitures                                       5,845          500        5,970          500
Management compensation - special                  2,381        1,889        2,381        1,889
Insurance related losses                           3,100            -        3,100            -
Other                                                (36)         (62)        (222)        (269)
                                               ---------    ---------    ---------    ---------
                                                 191,826      178,965      346,319      334,355
                                               ---------    ---------    ---------    ---------

Operating Income (Loss)                          (10,499)       5,162       (5,643)      13,801

Interest expense                                 (11,222)     (10,078)     (22,303)     (20,250)
Other income(expense)                                573          (66)         976          839
                                               ---------    ---------    ---------    ---------

Income(Loss)from Continuing Operations
  Before Taxes                                   (21,148)      (4,982)     (26,970)      (5,610)

Income Taxes (Benefit)                               820       (1,645)       1,205       (1,775)
                                               ---------    ---------    ---------    ---------

Income (Loss) from Continuing Operations         (21,968)      (3,337)     (28,175)      (3,835)

Discontinued Operations:
  Loss from operations of discontinued
  Segment, net of income taxes (benefit) of
  $(900)                                               -            -            -       (1,657)

  Loss on disposal of business segment
  Including provisions of $682 and $1,768
  For operating losses during phase-out
  Periods, net of income tax benefits of
  $1,575 and $9,800                                    -       (2,925)           -      (18,200)

                                               ---------    ---------    ---------    ---------
Net Income (Loss)                              $ (21,968)   $  (6,262)   $ (28,175)   $ (23,692)
                                               ---------    ---------    ---------    ---------

Income (Loss) Applicable to
  Common Shareholders                          $ (25,687)   $  (9,580)   $ (35,406)   $ (30,144)
                                               =========    =========    =========    =========

Comprehensive Income (Loss)                    $ (20,776)   $  (7,082)   $ (26,832)   $ (24,589)
                                               =========    =========    =========    =========

Basic Loss per Share to Common Shareholders:
  Income (Loss) from continuing operations     $  (26.63)   $   (6.77)   $  (36.63)   $  (10.45)

  Discontinued operations net income (Loss)            -        (2.97)           -       (20.17)
                                               ---------    ---------    ---------    ---------

  Net Income (Loss)                            $  (26.63)   $   (9.74)   $  (36.63)   $  (30.62)
                                               =========    =========    =========    =========

   See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                            May 31     November 30
ASSETS                                                       2002         2001
                                                             ----         ----

CURRENT ASSETS
    Cash and cash equivalents                              $ 22,088     $ 24,620
    Receivables, less allowances                             54,642      105,622
    Inventories:
        Raw materials and supplies                           21,767       24,737
        Work in process                                      27,167       32,038
        Finished goods                                       12,797       18,569
                                                           --------     --------
                                                             61,731       75,344
    Net assets of operations to be sold                       4,298        3,258
    Prepaid expenses                                         11,196        9,552
    Deferred income taxes                                    24,287       24,287
                                                           --------     --------

             Total current assets                           178,242      242,683
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT                               354,622      352,883
    Less accumulated depreciation                           152,646      136,128
                                                           --------     --------
             Net property, plant and equipment              201,976      216,755


EXCESS OF ACQUIRED NET ASSETS OVER COST, net of
 accumulated amortization of $65,536 and
 $57,624, respectively                                      171,850      179,762

OTHER ASSETS                                                 88,497       86,711
                                                           --------     --------

             Total Assets                                  $640,565     $725,911
                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                       $ 83,067     $ 86,297
    Long-term debt - current portion                         23,935       41,957
    Income taxes                                                783        1,209
    Other accrued liabilities                                78,120       71,816
                                                           --------     --------
             Total current liabilities                      185,905      201,279

LONG-TERM DEBT - less current portion                       356,782      401,169

DEFERRED INCOME TAXES                                         7,001        6,277

OTHER LONG-TERM LIABILITIES                                  28,437       27,755
                                                           --------     --------

             Total Liabilities                              578,125      636,480
                                                           --------     --------

11-3/4% CUMULATIVE REDEEMABLE EXCHANGEABLE
 PREFERRED STOCK; authorized 50,000 shares;
 issued and outstanding 14,191 shares                       130,317      123,086
                                                           --------     --------

                           EAGLE-PICHER HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)


                                                           May 31     November 30
                                                            2002         2001
                                                            ----         ----

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock voting - $.01 par value each:
      1,000,000 shares authorized and issued                    10           10

   Additional paid-in capital                               99,991       99,991
   Deficit                                                (158,799)    (123,393)
   Other comprehensive income (loss)                        (4,387)      (5,730)

   Treasury Stock, at cost:  36,500 and 27,750 shares       (4,692)      (4,533)
                                                         ---------    ---------


          Total Shareholders' Equity (Deficit)             (67,877)     (33,655)
                                                         ---------    ---------


          Total Liabilities and Shareholders'
             Equity (Deficit)                            $ 640,565    $ 725,911
                                                         =========    =========



See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                                     May 31
                                                                              --------------------
                                                                                2002        2001
                                                                              --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                         $(28,175)   $(23,692)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization                                     32,456      31,360
              Provision for discontinued operations                                  -      18,200
              Divestitures                                                       5,970         500
              Changes in assets and liabilities:
                        Receivables                                             49,822     (14,492)
                        Inventories                                              8,973       5,546
                        Accounts payable                                        (2,692)      7,796
                        Accrued liabilities                                      3,290      (1,790)
                        Other                                                   (8,729)     (1,562)
                                                                              --------    --------


                        Net cash provided by operating activities               60,915      21,866
                                                                              --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of divisions                                             6,300           -
    Capital expenditures                                                        (8,918)    (22,344)
    Other                                                                        1,082      (2,022)
                                                                              --------    --------


                        Net cash provided by (used in) investing activities
                                                                                (1,536)    (24,366)
                                                                              --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction of long-term debt                                                (18,520)     (9,548)
    Net borrowings (repayments) under revolving credit agreements              (43,946)     11,556
    Other                                                                          555        (205)
                                                                              --------    --------


                      Net cash provided by (used in) financing activities      (61,911)      1,803
                                                                              --------    --------


NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                         -       1,540
                                                                              --------    --------

                           EAGLE-PICHER HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                         Six Months Ended
                                                              May 31
                                                         ----------------

                                                         2002        2001
                                                         ----        ----

Net increase (decrease) in cash and cash equivalents     (2,532)        843

Cash and cash equivalents, beginning of period           24,620       7,467
                                                       --------    --------

Cash and cash equivalents, end of period               $ 22,088    $  8,310
                                                       ========    ========


Supplemental cash flow information:                      2002        2001
                                                         ----        ----

Cash paid during the three months ended May 31:
        Interest paid                                  $ 14,379    $ 14,468
        Income taxes paid (refunded), net              $ (5,074)   $   (135)

Cash paid during the six months ended May 31:
        Interest paid                                  $ 19,382    $ 18,704
        Income taxes paid (refunded), net              $ (4,801)   $ (1,902)







See accompanying notes to the condensed consolidated financial statements.

                           EAGLE-PICHER HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


A.    BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements of Eagle-Picher Holdings, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended November 30, 2001 presented in the Company's Form 10-K filed with the SEC on February 15, 2002, as amended on March 8, 2002.

      The financial statements presented herein reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary to fairly state the results of operations for the three months and six months ended May 31, 2002 and May 31, 2001. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.


B.    BASIC EARNINGS PER SHARE

      The calculation of net income (loss) per share is based upon the average number of common shares outstanding, which was 964,500 in the three months ended May 31, 2002, 966,458 in the six months ended May 31, 2002, 983,500 in the three months ended May 31, 2001 and 984,333 in the six months ended May 31, 2001. The net loss applicable to common shareholders represents the net income reduced by, or the net loss increased by, accreted dividends on preferred stock of $3,719 and $7,231 for the three and six months ended May 31, 2002, respectively and $3,318 and $6,452 for the three and six months ended May 31, 2001, respectively. No potential common stock was outstanding during the three and six months ended May 31, 2002 or 2001.


C.    DISCONTINUED OPERATIONS

      The assets and business of the Construction Equipment Division (CED), which comprised the Machinery Segment, were sold December 14, 2001 as noted in the previous 10K filing for the year ended November 30, 2001. Pursuant to the transaction, $5,600 of liabilities were assumed or retained as of November 30, 2001. At May 31, 2002 the remaining balance of those liabilities was approximately $3,340 recorded in Other Accrued Liabilities. The results of the Machinery Segment's operations were reported separately as discontinued operations throughout 2001.

      Inventory of approximately $1,416 remains in the net assets of operations to be sold at May 31, 2002, which the purchaser of CED is obligated to purchase during 2002.


D.    RESTRUCTURING

      In November 2001, the Company recorded asset write-downs and other charges totaling $14,163 in connection with a restructuring plan (the "Plan"). The Plan primarily relocates the Company's corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closes three plants in the Technologies segment as it eliminates certain product lines in the Special Purpose Battery category. The costs related to the Plan, which were recognized as a separate component of operating expenses in the fourth quarter of 2001, included approximately $5,425 related to the facilities, $5,044 related to involuntary severance of approximately 165 employees and $3,694 in other costs to exit business activities.

      Facility costs include adjustments of $3,575 recorded against Property Plant and Equipment for asset impairments and adjustments of $1,850 recorded in Other Accrued Liabilities for future lease commitments, less estimated proceeds received from subleasing.

      The Company has determined that a portion of the assets in its over-funded pension plan can be made available to pay severance costs related to the restructuring plan. The Company has amended the pension plan and has provided new or amended severance plans to allow for such payments. Approximately $2,556 of severance has been paid out or is expected to be paid out of the pension plan. This resulted in a reduction of the restructuring provision originally recorded in the fourth quarter of 2001.

      On May 31, 2002 the Company announced it would exit the Gallium business in its Technologies segment due to the downturn in the fiber-optic, tele-communication and semiconductor markets, the primary markets for its Gallium products. This action resulted in a $5,482 charge to restructuring expense in the quarter ended May 31, 2002. This charge consists of an inventory impairment totaling $2,943 representing the loss to be incurred from the liquidation of current inventory. The charge also consists of an accrual totaling $2,339 recorded in Other Accrued Liabilities representing the loss to be incurred from the liquidation of inventory to be purchased under firm purchase commitments, lease impairments and severance. A $200 asset impairment was recorded against Property, Plant and Equipment at May 31, 2002.

      An analysis of the asset impairment, accrued liabilities and amounts utilized related to the plans is as follows:

                                      FACILITIES  SEVERANCE     OTHER        TOTAL
                                      ----------  ---------     -----        -----

Original Charges                       $  5,425    $  5,044    $  3,694    $ 14,163
  Amounts Utilized                            -        (202)          -        (202)
                                       --------    --------    --------    --------
Balance at November 30, 2001              5,425       4,842       3,694      13,961
  Amounts Utilized                          (29)       (910)          -        (939)
                                       --------    --------    --------    --------
Balance at February 28, 2002              5,396       3,932       3,694      13,022
                                       --------    --------    --------    --------

    Amounts Utilized                       (172)       (760)     (1,419)     (2,351)
    Amounts Added/(Reversed)                  -      (2,664)        181      (2,483)
    New Restructuring                         -          15       5,467       5,482
    Amounts offset against
      asset values                       (3,575)          -      (3,143)     (6,718)
                                       --------    --------    --------    --------

Balance at May 31, 2002                $  1,649    $    523    $  4,780    $  6,952
                                       ========    ========    ========    ========

E:    DIVESTITURES

      The $17,766 in reserves previously established for divestitures as noted in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001, totaled approximately $19,990 at May 30, 2002. The activity in these reserves, recorded in Other Accrued Liabilities, for the six months ended May 31, 2002 was $940 in expenditures and approximately $3,164 in additional accruals recorded for costs related to certain litigation issues and environmental remediation.

      In the quarter ended May 31, 2002 the Company signed a letter of intent to sell certain assets and liabilities of the Precision Products business in its Technologies segment to a group of employees and management personnel. The Company recorded a $2,806 estimated loss on sale recorded in the Divestitures line item on the Statement of Income. The net asset held for sale after this write down, is $2,882.


F:    ACCOUNTS RECEIVABLE ASSET BACKED SECURITIZATION

      In January 2002 the Company entered into an agreement with a major U.S. financial institution to sell an undivided interest in certain receivables of the Company and certain of its domestic subsidiaries through an unconsolidated qualifying special purpose entity, Eagle-Picher Funding Corporation ("EPFC"). Initially $47,000 of proceeds from this new facility were used to payoff amounts outstanding under the Company's existing Receivables Agreement with its wholly owned subsidiary Eagle-Picher Acceptance Corporation on the closing date and for other corporate purposes. The agreement involves the sale of receivables of the Company and certain of its domestic subsidiaries to EPFC, which in turn sells an undivided beneficial interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against the Company and its subsidiaries for failure of the debtors to pay when due. The agreement provides for continuation of the program on a revolving basis for approximately a three-year period.

      The Company accounts for the securitization of accounts receivables in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125." At the time the receivables are sold, the balances are removed from the condensed consolidated balance sheets. Costs associated with the transactions, primarily related to the discount, are charged to the condensed consolidated statement of income (loss).

      In conjunction with the initial transaction in which $82,475 of receivables were sold to EPFC, the Company incurred charges of approximately $1,500 which are included in Interest Expense on the condensed consolidated statements of income (loss). The Company continues to service the sold receivables and receives monthly servicing fees from EPFC of approximately 1% (annually) of the average balance of the receivables pool. The Company's retained interest in the receivables are carried at fair value which is estimated as the net realizable value. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances.

      At May 31, 2002, the Company's retained interest, including a service fee receivable of $89, was approximately $32,900 and the revolving pool of receivables that the Company services totaled approximately $85,983. The outstanding balance of the undivided interest sold to the financial institution recorded on EPFC was $52,350 at May 31, 2002. During the quarter and six months ended May 31, 2002, proceeds from new securitizations outside of the initial sale, were $165,430 and $274,505 respectively and proceeds from collections reinvested in securitizations totaled $153,498 and $258,003 respectively. The effective interest rate in the securitization was approximately 2.9%.

G.    INSURANCE RELATED LOSSES

      In the second quarter ended May 31, 2002, the Company recorded a charge against an insurance receivable related to the fire in its Harrisonville, Missouri bulk pharmaceutical manufacturing plant. This resulted from an anticipated shortfall on insurance proceeds due to the insurance underwriter contesting coverage. The fire occurred in the third quarter of 2001 in the Technologies segment.

H.    LEGAL MATTERS

      For other information on legal proceedings, see Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

      On January 25, 1996, Richard Darrell Peoples, a former employee of Eagle-Picher Industries, Inc., filed a Qui Tam suit under seal in the United States District Court for the Western District of Missouri (the "Missouri Court"). A Qui Tam suit is a lawsuit brought by a private individual pursuant to federal statute, allegedly on behalf of the U.S. Government. The U.S. Government has declined the opportunity to intervene or take control of this Qui Tam suit. EPI became aware of the suit on October 20, 1997, when it was served on EPI, after it had been unsealed. The suit involves allegations of irregularities in testing procedures in connection with certain U.S. Government contracts. The allegations are similar to allegations made by the former employee, and investigated by outside counsel for EPI, prior to the filing of the Qui Tam suit. Outside counsel's investigation found no evidence to support any of the employee's allegations, except for some inconsequential expense account matters. EPI, which believes that the U.S. Government did not incur any expense as a result of those matters, reported to the U.S. Government the employee's allegations and the results of outside counsel's investigation. The employee also initiated a different action against EPI in 1996 for wrongful termination, in which he alleged many of the same acts complained of in the Qui Tam suit. The Missouri Court dismissed that action with prejudice in October 1996. On June 16, 1998, the Missouri Court granted EPI's Motion to Dismiss the Qui Tam suit. The Court, however, allowed Mr. Peoples to amend his complaint. Mr. Peoples filed an amended complaint, and EPI's Motion to Dismiss the Amended Complaint was denied on January 20, 1999. Since that time the case has been in a discovery phase. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

      On May 8, 1997, Caradon Doors and Windows, Inc. ("Caradon"), filed suit against the Company's wholly owned subsidiary, Eagle-Picher Industries, Inc. ("EPI") in the United States District Court for the Northern District of Georgia (the "Georgia Court") alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in an amount not less than $10 million (the "Caradon Suit"). The Caradon suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement in an amount believed to be in excess of $10 million. In June 1997, EPI filed a Motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, ("Bankruptcy Court") seeking an order enforcing EPI's plan of reorganization as confirmed by the Bankruptcy Court in November 1996 (the "Plan") against Caradon, and enjoining the Caradon suit from going forward. The Bankruptcy Court in a decision entered on December 24, 1997, held that the Caradon suit did violate the Plan and enjoined Caradon from pursuing the Caradon suit. Caradon appealed the Bankruptcy Court's decision to the United States District Court for the Southern District of Ohio (the "District Court"), and in a decision entered on February 3, 1999, the District Court reversed and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that the Caradon suit violated the Plan and therefore Caradon's claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon has appealed this decision to the District Court. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this suit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

      On December 1, 1999, Eagle-Picher Technologies, LLC ("EPT") acquired the depleted zinc distribution business (the "DZ Business") of Isonics Corporation ("Isonics") for approximately $8.2 million, payable $6.7 million at closing and $1.5 million in three installments of $500,000 each payable on the first three anniversaries of the closing. At the time of the acquisition, a single customer represented approximately 55% of the DZ Business. Following the completion of the acquisition, this customer informed EPT that it would no longer be purchasing depleted zinc from an outside supplier. EPT initiated binding arbitration against Isonics on March 26, 2001 with the American Arbitration

Association in Dallas, Texas pursuant to contractual dispute resolution procedures. EPT's arbitration demand is based on breach of representations and warranties in the purchase and sale agreement for the DZ Business as well as fraud and negligent misrepresentation, and seeks to recover damages in excess of $10 million and other remedies. While the Company believes it has a meritorious claim against Isonics, there can be no assurance that the Company will obtain any recovery as a result of this claim.

      In connection with the purchase of the DZ Business, EPT agreed to sell 200 kg of isotopically purified silicon-28 to Isonics. Due to various factors, EPT has not yet delivered any silicon-28 to Isonics. Isonics has asserted a counterclaim against EPT in the DZ Business arbitration described above for failure to deliver silicon-28, seeking damages in excess of $10 million. EPT believes that any obligation to deliver silicon-28 has been excused by, among other things, a force majeure clause in the purchase and sale agreement for the DZ Business. Contemporaneously with the purchase and sale of the DZ Business, EPT and Isonics entered into a supply agreement (the "Supply Agreement") pursuant to which EPT agreed that, commencing upon delivery of 200 kg of silicon-28, EPT would devote the capacity of a pilot plant used to produce such material to producing silicon-28 and sell all silicon-28 produced in such pilot plant and meeting certain specifications, as well as any silicon-29 or silicon-30 actually produced as a byproduct, to Isonics for a ten year term. Isonics amended its counterclaim in the DZ Business arbitration to assert a claim that the Supply Agreement requires EPT to produce a certain amount of silicon-28, silicon-29 and silicon-30 and alleging damages of not less than $75 million for anticipatory breach of such alleged obligation. EPT believes that the terms of the Supply Agreement and applicable law clearly establish that the Supply Agreement does not impose any obligation to produce any quantity of silicon-28, silicon-29 or silicon-30 and that Isonics' claims are without merit. Isonics also amended its counterclaim to allege that EPT's parent company, Eagle-Picher Industries, Inc. ("EPI") is liable for any damages of EPT under an "alter ego" theory, a claim which EPI and EPT believe is also without merit. EPT and EPI intend to assert other defenses as well and to defend this counterclaim vigorously. EPT continues to explore alternative processes that may enable it to produce silicon-28, but there is no assurance that such efforts will be successful.

      EPI, EPT and Isonics filed motions for summary judgement with the arbitration panel. The panel granted EPI's motions for summary judgement and denied the other motions for summary judgement. An arbitration hearing is scheduled for the week of July 29, 2002.


      On September 25, 2001, Andries Ruijssenaars, former President and Chief Executive Officer of the Company, filed a lawsuit against the Company, certain of its directors and ABN AMRO Bank in the U.S. District Court for the Southern District of Ohio, Western Division, relating to the purchase of Mr. Ruijssenaar's common stock in the Company and his benefits under the EPI's Supplemental Executive Retirement Plan (SERP). Mr. Ruijssenaars claims that the per share price for 2001 under the Company's Incentive Stock Plan, which is generally applicable to all Plan participants and results in approximately $2.8 million for Mr. Ruijssenaars' 30,000 shares of common stock, was not correctly determined and claims approximately $4.7 million for his shares. Mr. Ruijssenaars' lawsuit also challenges a rule adopted by the committee for the Plan, deferring the obligation of the Company to repurchase stock in the event contracts to which the Company is a party, including its debt agreements, restrict such repurchase. Mr. Ruijssenaars' lawsuit also challenges EPI's determination of benefits under the SERP and claims that EPI is obligated to purchase an annuity for his additional SERP benefit accrued after 2000 based on theories of promissory estoppel, equitable estoppel, breach of contract and ERISA. Mr. Ruijssenaars has also asserted claims of fraud, conspiracy, breach of fiduciary duty and conversion. Mr. Ruijssenaars seeks approximately $2.3 million with respect to the SERP, as well as punitive damages. The Company has reached a tentative agreement with Mr. Ruijssenaars to settle this litigation, subject to negotiation of documentation. If such agreement is not finalized, the Company intends to contest this suit vigorously. The Company does not believe that resolution of this lawsuit will have a material adverse effect on its financial condition, result of operations or cash flows.

      On October 30, 2001, GMAC Business Credit, LLC (GMAC) and Eagle Trim, Inc. filed a lawsuit in the United States District Court for the Eastern District of Michigan, Southern Division, against EPI arising out of the sale of EPI's former automotive interior trim division to Eagle Trim. In connection with that sale, EPI guaranteed to GMAC, which funded the acquisition, that approximately $3.9 million of receivables relating to tooling purchased by EPI on behalf of customers would be paid by November 2001. Eagle Trim ceased operations during 2001, at which time Eagle Trim and GMAC allege that approximately $2.7 million of the tooling receivables had not been collected and did not exist at the time of the sale. GMAC claims $2.7 million plus interest on the guaranty, and GMAC and Eagle Trim have asserted claims for fraud and misrepresentation and are seeking $24.5 million in damages. EPI is currently investigating these allegations, but denies any fraud or misrepresentation. EPI intends to contest this suit vigorously. EPI does not believe that resolution of this lawsuit will have a material adverse effect on EPI's financial condition, results of operations or cash flows.

      In addition, the Company is involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of business. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.


I.    SEGMENT REPORTING

      The Company has the following reportable segments: Automotive, Technologies and Minerals. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operational decisions and assessing performance. The operations in the Automotive Segment provide mechanical and structural parts and raw materials for passenger cars, vans, trucks and sport utility vehicles for original equipment manufacturers and replacement markets. The operations in the Technologies Segment produce a variety of products for the aerospace, nuclear, telecommunications, electronics, and other industrial markets. The operations in the Minerals Segment mine and refine diatomaceous earth products.

      The accounting policies used to develop segment information correspond to those disclosed in the Company's consolidated financial statements for the year ended November 30, 2001 included in Form 10-K. Sales between segments are not material. The Company does not allocate certain corporate expenses to its segments.

      Information about reported segment income or loss is as follows for the three months ended May 31, 2002 and 2001:

                                    Three Months Ended      Six Months Ended
                                          May 31                 May 31
                                 ----------------------   -----------------------
                                    2002         2001         2002        2001
                                 ---------    ---------    ---------    ---------

                                            (In thousands of dollars)

Net Sales
  Automotive                     $ 116,754    $ 114,751    $ 220,232    $ 215,538
  Technologies                      47,839       52,460       88,360      100,327
  Minerals                          16,734       16,916       32,084       32,291
                                 ---------    ---------    ---------    ---------

    Total                        $ 181,327    $ 184,127    $ 340,676    $ 348,156
                                 =========    =========    =========    =========

Income (Loss) from Continuing
Operations Before Taxes:
  Automotive                     $  (2,061)   $  (2,739)   $  (4,456)   $  (3,386)
  Technologies                     (12,817)      (1,115)     (16,010)        (897)
  Minerals                           2,610          191        2,933         (297)
  Divested Operations               (5,845)        (500)      (5,970)        (500)
  Corporate                         (3,035)        (819)      (3,467)        (530)
                                 ---------    ---------    ---------    ---------

    Total                        $ (21,148)   $  (4,982)   $ (26,970)   $  (5,610)
                                 =========    =========    =========    =========

Depreciation and Amortization:
  Automotive                     $  10,958    $  10,133    $  20,604    $  19,383
  Technologies                       3,616        3,776        7,275        7,363
  Minerals                           1,328        1,390        2,748        2,740
  Corporate                            110          229          224          251
                                 ---------    ---------    ---------    ---------

    Total                        $  16,012    $  15,528    $  30,851    $  29,737
                                 =========    =========    =========    =========

Interest Expense:
  Automotive                     $   4,961    $   5,310    $  10,227    $  10,431
  Technologies                       3,584        3,610        7,082        7,172
  Minerals                             752          785        1,457        1,565
  Corporate/Intersegment             1,925         (373)       3,537        1,082
                                 ---------    ---------    ---------    ---------

    Total                        $  11,222    $  10,078    $  22,303    $  20,250
                                 =========    =========    =========    =========



J.    SUPPLEMENTAL GUARANTOR INFORMATION

      The indebtedness of EPI includes a syndicated secured loan facility ("Credit Agreement") and $220.0 million in senior subordinated notes ("Subordinated Notes"). Both the Credit Agreement and the Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by the Company and certain of EPI'S wholly-owned domestic subsidiaries ("Subsidiary Guarantors") including Carpenter Enterprises Ltd., which was acquired in 1999. Management has determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors and such financial statements are not presented. The following supplemental condensed combining financial statements present information regarding EPI, the Subsidiary Guarantors and the subsidiaries that did not guarantee the debt.

      EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Indenture supporting the Subordinated Notes, both of which were filed with the Company's Form S-4 Registration Statement No. 333-49957-01 filed on April 11, 1998 and amended on May 20, 1998 and June 5, 1998, and both of which were incorporated by reference to the Company's Form 10-K which was filed on February 15, 2002 and amended on March 8, 2002.

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                         THREE MONTHS ENDED MAY 31, 2002



                                                         GUARANTORS
                                                  ------------------------ NON-GUARANTORS
                                                  EAGLE-PICHER   SUBSIDIARY   FOREIGN
                                        ISSUER   HOLDINGS, INC.  GUARANTORS SUBSIDIARIES  ELIMINATIONS    TOTAL
                                        ------   --------------  ---------- ------------  ------------    -----
                                                                (IN THOUSANDS OF DOLLARS)
 Net Sales
    Customers                          $  13,065    $       -    $ 145,484    $  22,778    $      -    $ 181,327
    Intercompany                           3,987            -        3,531            2       (7,520)           -

 Operating Costs and Expenses:
    Cost of products sold (exclusive      10,140            -      119,538       18,121       (7,520)     140,279
     of depreciation)
    Selling & administrative               5,870            2       13,264        2,164          (53)      21,247
    Intercompany charges                  (3,210)           -        2,516          641           53            -
    Depreciation                             767            -       10,087          860            -       11,714
    Amortization of intangibles              932            -        3,060          306            -        4,298
    Management compensation-special        2,381            -            -            -            -        2,381
    Insurance related losses                   -            -        3,100            -            -        3,100
    Restructuring                         (2,483)           -        5,481            -            -        2,998
    Divestitures                           3,039            -        2,806            -            -        5,845
    Other                                     (3)           -          (33)           -            -          (36)
                                       ---------    ---------    ---------    ---------    ---------    ---------
        Total                             17,433            2      159,819       22,092       (7,520)     191,826
                                       ---------    ---------    ---------    ---------    ---------    ---------

 Operating Income (Loss)                    (381)          (2)     (10,804)         688            -      (10,499)

 Other Income (Expense)
    Interest expense                      (3,394)           -       (6,534)      (1,607)         313      (11,222)
    Other income (expense)                   283            -          400          203         (313)         573
    Equity in earnings (loss) of
     consolidated subsidiaries           (15,742)     (21,966)         589            -       37,119            -
                                       ---------    ---------    ---------    ---------    ---------    ---------

 Income (Loss) from Continuting          (19,234)     (21,968)     (16,349)        (716)      37,119      (21,148)
     Operations Before Taxes

 Income Taxes (Benefit)                        -            -            -          820            -          820
                                       ---------    ---------    ---------    ---------    ---------    ---------

 Income (Loss) from Continuing
     Operations                          (19,234)     (21,968)     (16,349)      (1,536)      37,119      (21,968)

Discontinued Operations                        -            -            -            -            -            -
                                       ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                      $ (19,234)   $ (21,968)   $ (16,349)   $  (1,536)   $  37,119    $ (21,968)
                                       =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 2002



                                                         GUARANTORS
                                                  ------------------------ NON-GUARANTORS
                                                  EAGLE-PICHER   SUBSIDIARY   FOREIGN
                                         ISSUER   HOLDINGS, INC. GUARANTORS SUBSIDIARIES  ELIMINATIONS    TOTAL
                                         ------   -------------- ---------- ------------  ------------    -----
                                                              (IN THOUSANDS OF DOLLARS)
 Net Sales
    Customers                          $  24,700    $       -    $ 272,249    $  43,727    $       -    $ 340,676
    Intercompany                           7,610            -        6,357            4      (13,971)           -

 Operating Costs and Expenses:
    Cost of products sold (exclusive      18,652            -      226,588       35,057      (13,971)     266,326
     of depreciation)
    Selling & administrative              12,169            2       18,763        4,081         (100)      34,915
    Intercompany charges                  (5,860)           -        4,982          778          100            -
    Depreciation                           1,914            -       18,791        1,626            -       22,331
    Amortization of intangibles            1,866            -        6,101          553            -        8,520
    Management compensation-special        2,381            -            -            -            -        2,381
    Insurance related losses                   -            -        3,100            -            -        3,100
    Restructuring                         (2,483)           -        5,481            -            -        2,998
    Divestitures                           3,164            -        2,806            -            -        5,970
    Other                                     (7)           -         (215)           -            -         (222)
                                       ---------    ---------    ---------    ---------    ---------    ---------
        Total                             31,796            2      286,397       42,095      (13,971)     346,319
                                       ---------    ---------    ---------    ---------    ---------    ---------

 Operating Income (Loss)                     514           (2)      (7,791)       1,636            -       (5,643)

 Other Income (Expense)
    Interest expense                      (6,325)           -      (14,056)      (2,880)         958      (22,303)
    Other income (expense)                   761            -          804          369         (958)         976
    Equity in earnings (loss) of
     consolidated subsidiaries           (19,812)     (28,173)       1,168            -       46,817            -
                                       ---------    ---------    ---------    ---------    ---------    ---------

 Income (Loss) from Continuting          (24,862)     (28,175)     (19,875)        (875)      46,817      (26,970)
     Operations Before Taxes

 Income Taxes (Benefit)                        -            -           12        1,193            -        1,205
                                       ---------    ---------    ---------    ---------    ---------    ---------

 Income (Loss) from Continuing
     Operations                          (24,862)     (28,175)     (19,887)      (2,068)      46,817      (28,175)

Discontinued Operations                        -            -            -            -            -            -
                                       ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                      $ (24,862)   $ (28,175)   $ (19,887)   $  (2,068)   $  46,817    $ (28,175)
                                       =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                               AS OF MAY 31, 2002


                                                                      GUARANTORS
                                                              ------------------------ NON-GUARANTORS
                                                              EAGLE-PICHER   SUBSIDIARY   FOREIGN
                                                     ISSUER   HOLDINGS, INC. GUARANTORS SUBSIDIARIES ELIMINATIONS   TOTAL
                                                     ------   -------------  ---------- ------------ ------------   -----
                                                                           (IN THOUSANDS OF DOLLARS)
Assets
Cash and cash equivalents                          $  17,286    $       1    $     440   $   4,361   $       -    $  22,088
Receivables, net                                       5,072            -       32,252      17,318           -       54,642
Intercompany accounts receivable                       1,723            -        4,532         113      (6,368)           -
Inventories                                            3,869            -       46,192      12,819      (1,149)      61,731
Net assets of operations to be sold                      245            -        4,053           -           -        4,298
Prepaid expenses                                       1,718            -        7,630       3,055      (1,207)      11,196
Deferred income taxes                                 24,287            -            -           -           -       24,287
                                                   ---------    ---------    ---------   ---------   ---------    ---------
              Total current assets                    54,200            1       95,099      37,666      (8,724)     178,242

Property, Plant & Equipment, net                      25,303            -      146,336      30,369         (32)     201,976

Investment in Subsidiaries                            82,874       66,897       10,090           -    (159,861)           -

Excess of Acquired Net Assets Over Cost, net          40,075            -      114,499      20,415      (3,139)     171,850

Other Assets                                          74,313            -       21,658      12,706     (20,180)      88,497
                                                   ---------    ---------    ---------   ---------   ---------    ---------

     Total Assets                                  $ 276,765    $  66,898    $ 387,682   $ 101,156   $(191,936)   $ 640,565
                                                   =========    =========    =========   =========   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable                                   $  14,642    $       -    $  63,463   $   4,962   $       -    $  83,067
Intercompany accounts payable                              -            -            -       5,572      (5,572)           -
Long-term debt - current portion                      21,665            -            -       2,270           -       23,935
Income taxes                                            (392)           -            -       1,175           -          783
Other current liabilities                             47,532            -       27,118       3,526         (56)      78,120
                                                   ---------    ---------    ---------   ---------   ---------    ---------
              Total current liabilities               83,447            -       90,581      17,505      (5,628)     185,905

Long-term Debt - less current portion                356,782            -            -      10,086     (10,086)     356,782

Deferred Income Taxes                                  9,363            -            -           -      (2,362)       7,001

Other Long-Term Liabilities                           26,173           22          970       1,272           -       28,437
                                                   ---------    ---------    ---------   ---------   ---------    ---------

              Total Liabilities                      475,765           22       91,551      28,863     (18,076)     578,125

Intercompany Accounts                               (251,551)           -      240,851      38,643     (27,943)           -

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock                 -      130,317            -           -           -      130,317

Shareholders' Equity (Deficit)                        52,551      (63,441)      55,280      33,650    (145,917)     (67,877)
                                                   ---------    ---------    ---------   ---------   ---------    ---------

             Total Liabilities and Shareholders'
                         Equity (Deficit)          $ 276,765    $  66,898    $ 387,682   $ 101,156   $(191,936)   $ 640,565
                                                   =========    =========    =========   =========   =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                         SIX MONTHS ENDED MAY 31, 2002



                                                                      GUARANTORS
                                                              -------------------------   NON-GUARANTORS
                                                              EAGLE-PICHER   SUBSIDIARY      FOREIGN
                                                      ISSUER  HOLDINGS, INC. GUARANTORS    SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                      ------  -------------- ----------   -------------  ------------    -----
                                                                         (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                    $(24,862)   $(28,175)   $(19,887)      $ (2,068)      $ 46,817    $(28,175)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Equity in earnings (loss) of consolidated
    subsidiaries                                       19,812      28,173      (1,168)          --          (46,817)       --
  Depreciation and amortization                         5,385        --        24,892          2,179           --        32,456
  Divestitures                                          3,164        --         2,806           --             --         5,970
  Changes in assets and liabilities, net of effect       --
    of acquisitions and divestitures                   44,016         162      57,975         (4,478)       (47,011)     50,664
                                                     --------    --------    --------       --------       --------    --------

              Net cash provided by (used in)
                          operating activities         47,515         160      64,618         (4,367)       (47,011)     60,915
                                                     --------    --------    --------       --------       --------    --------

Cash Flows From Investing Activities:
Proceeds from sales of divisions                        6,300        --          --             --             --         6,300
Capital expenditures                                     (251)       --        (7,494)        (1,173)          --        (8,918)
Other                                                     268        --         1,675           (861)          --         1,082
                                                     --------    --------    --------       --------       --------    --------

              Net cash provided by (used in)
                          investing activities          6,317        --        (5,819)        (2,034)          --        (1,536)
                                                     --------    --------    --------       --------       --------    --------

Cash Flows From Financing Activities:
Reduction of long-term debt                           (18,520)       --       (42,452)          --           42,452     (18,520)
Net borrowings(repayments)under revolving
  credit agreements                                   (30,500)       --       (13,522)            76           --       (43,946)
Other                                                    --          (160)        658             57           --           555
                                                     --------    --------    --------       --------       --------    --------

              Net cash provided by (used in)
                          financing activities        (49,020)       (160)    (55,316)           133         42,452     (61,911)
                                                     --------    --------    --------       --------       --------    --------

Increase (decrease) in cash and
  cash equivalents                                      4,812        --         3,483         (6,268)        (4,559)     (2,532)

Intercompany accounts                                  (4,671)       --        (3,514)         3,693          4,492        --

Cash and cash equivalents,
  beginning of period                                  17,145           1         471          6,936             67      24,620
                                                     --------    --------    --------       --------       --------    --------

Cash and cash equivalents,
  end of period                                      $ 17,286    $      1    $    440       $  4,361       $   --      $ 22,088
                                                     ========    ========    ========       ========       ========    ========

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                         THREE MONTHS ENDED MAY 31, 2001



                                                        GUARANTORS
                                                 ------------------------ NON-GUARANTORS
                                                 EAGLE-PICHER   SUBSIDIARY   FOREIGN
                                        ISSUER   HOLDINGS, INC. GUARANTORS SUBSIDIARIES  ELIMINATIONS    TOTAL
                                        ------  --------------  ---------- ------------  ------------   -------
                                                              (IN THOUSANDS OF DOLLARS)
Net Sales
   Customers                          $  11,914    $       -    $ 149,951    $  22,262    $       -    $ 184,127
   Intercompany                           3,520            -        3,652            -       (7,172)           -

Operating Costs and Expenses:
   Cost of products sold (exclusive       9,123            -      128,043       17,712       (7,379)     147,499
    of depreciation)
   Selling & administrative               5,979            -        5,647        2,072          (87)      13,611
   Intercompany charges                  (1,792)           -        1,753          (48)          87            -
   Depreciation                           1,029            -        9,389          961            -       11,379
   Amortization of intangibles              930            -        2,860          359            -        4,149
   Other                                  2,378            -          (44)          (7)           -        2,327
                                      ---------    ---------    ---------    ---------    ---------    ---------
       Total                             17,647            -      147,648       21,049       (7,379)     178,965
                                      ---------    ---------    ---------    ---------    ---------    ---------

Operating Income (Loss)                  (2,213)           -        5,955        1,213          207        5,162

Other Income (Expense)
   Interest expense                      (2,717)           -       (8,872)        (480)       1,991      (10,078)
   Other income (expense)                   943            -        1,607          (56)      (2,560)         (66)
   Equity in earnings (loss) of
    consolidated subsidiaries              (809)      (6,261)          40            -        7,030            -
                                      ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) from Continuting           (4,796)      (6,261)      (1,270)         677        6,668       (4,982)
    Operations Before Taxes

Income Taxes (Benefit)                   (2,512)           -          (16)         883            -       (1,645)
                                      ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) from Continuing
    Operations                           (2,284)      (6,261)      (1,254)        (206)       6,668       (3,337)

Discontinued Operations                  (2,925)           -            -          (10)          10       (2,925)
                                      ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                     $  (5,209)   $  (6,261)   $  (1,254)   $    (216)   $   6,678    $  (6,262)
                                      =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS,INC.
    SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS) (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 2001



                                                        GUARANTORS
                                                 ------------------------ NON-GUARANTORS
                                                 EAGLE-PICHER   SUBSIDIARY    FOREIGN
                                        ISSUER   HOLDINGS, INC. GUARANTORS  SUBSIDIARIES ELIMINATIONS    TOTAL
                                        ------   -------------- ----------  ------------ ------------    -----
                                                               (IN THOUSANDS OF DOLLARS)
Net Sales
   Customers                          $  24,784    $       -    $ 277,381    $  45,991    $       -    $ 348,156
   Intercompany                           7,370            -        7,521            1      (14,892)           -

Operating Costs and Expenses:
   Cost of products sold (exclusive      18,563            -      237,212       36,952      (15,100)     277,627
    of depreciation)
   Selling & administrative              10,813            -       10,085        4,148         (175)      24,871
   Intercompany charges                  (3,321)           -        3,243          (97)         175            -
   Depreciation                           2,155            -       17,693        1,784            -       21,632
   Amortization of intangibles            1,864            -        5,526          715            -        8,105
   Other                                  2,237            -         (100)         (17)           -        2,120
                                      ---------    ---------    ---------    ---------    ---------    ---------
       Total                             32,311            -      273,659       43,485      (15,100)     334,355
                                      ---------    ---------    ---------    ---------    ---------    ---------

Operating Income (Loss)                    (157)           -       11,243        2,507          208       13,801

Other Income (Expense)
   Interest expense                      (4,960)           -      (18,181)      (1,031)       3,922      (20,250)
   Other income (expense)                   905            -        3,486          939       (4,491)         839
   Equity in earnings (loss) of
    consolidated subsidiaries            (1,817)     (23,692)         701            -       24,808            -
                                      ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) from Continuting           (6,029)     (23,692)      (2,751)       2,415       24,447       (5,610)
    Operations Before Taxes

Income Taxes (Benefit)                   (3,283)           -          (15)       1,523            -       (1,775)
                                      ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) from Continuing
    Operations                           (2,746)     (23,692)      (2,736)         892       24,447       (3,835)

Discontinued Operations                 (19,857)           -            -           27          (27)     (19,857)
                                      ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss)                     $ (22,603)   $ (23,692)   $  (2,736)   $     919    $  24,420    $ (23,692)
                                      =========    =========    =========    =========    =========    =========

                           EAGLE-PICHER HOLDINGS, INC.
      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS (UNAUDITED)
                          SIX MONTHS ENDED MAY 31, 2001

                                                                               GUARANTORS
                                                                        ------------------------ NON-GUARANTORS
                                                                        EAGLE-PICHER   SUBSIDIARY   FOREIGN
                                                                ISSUER  HOLDINGS, INC. GUARANTORS SUBSIDIARIES ELIMINATIONS TOTAL
                                                                ------  -------------- ---------- ------------ ------------ -----
                                                                                     (IN THOUSANDS OF DOLLARS)
Cash Flows From Operating Activities:
Net Income (Loss)                                              $(22,603)   $(23,692)   $ (2,736)   $    919    $ 24,420    $(23,692)
Adjustments to reconcile net income
      (loss) to cash provided by (used in)
      operating activities:
      Equity in earnings of consolidated subsidiaries             1,817      23,692        (701)          -     (24,808)          -
      Depreciation and amortization                               5,432           -      23,429       2,499           -      31,360
      Provision for discontinued operations                      18,200                                                      18,200
      Divestitures                                                  500                                                         500
      Changes in assets and liabilities, net of
       effects of acquisitions and divestitures                   3,525           -     (12,712)      1,706       2,979      (4,502)
                                                               --------    --------    --------    --------    --------    --------

       Net cash provided by operating activities                  6,871           -       7,280       5,124       2,591      21,866
                                                               --------    --------    --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (4,739)          -     (12,492)     (5,113)          -     (22,344)
Other                                                            (1,116)     (1,103)          -         197           -      (2,022)
                                                               --------    --------    --------    --------    --------    --------
       Net cash used in investing activities                     (5,855)     (1,103)    (12,492)     (4,916)          -     (24,366)
                                                               --------    --------    --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                                      (9,548)          -           -           -           -      (9,548)
Borrowings (repayments) on revolving
      credit agreements                                          11,340           -       1,000        (784)          -      11,556
Other                                                                 -           -           -        (205)          -        (205)
                                                               --------    --------    --------    --------    --------    --------

      Net cash provided by (used in) financing activities         1,792           -       1,000        (989)          -       1,803
                                                               --------    --------    --------    --------    --------    --------

      Net cash provided by (used in) discontinued operations      1,540           -           -           -           -       1,540
                                                               --------    --------    --------    --------    --------    --------

Increase (decrease) in cash and
      cash equivalents                                            4,348      (1,103)     (4,212)       (781)      2,591         843

Intercompany accounts                                            (3,657)      1,103       4,195       1,992      (3,633)          -

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                         1,297           1         539       4,313       1,317       7,467
                                                               --------    --------    --------    --------    --------    --------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                            $  1,988    $      1    $    522    $  5,524    $    275    $  8,310
                                                               ========    ========    ========    ========    ========    ========

                           EAGLE-PICHER HOLDINGS, INC.
           SUPPLEMENTAL CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
                             AS OF NOVEMBER 30, 2001


                                                                      GUARANTORS
                                                              ------------------------ NON-GUARANTORS
                                                              EAGLE-PICHER   SUBSIDIARY   FOREIGN
                                                    ISSUER    HOLDINGS, INC. GUARANTORS SUBSIDIARIES ELIMINATIONS  TOTAL
                                                    ------    -------------- ---------- ------------ ------------  -----
                                                                           (IN THOUSANDS OF DOLLARS)
Assets
Cash and cash equivalents                          $  17,145    $       1    $     471   $   6,936   $      67    $  24,620
Receivables, net                                     (12,668)           -      103,168      15,122           -      105,622
Intercompany accounts receivable                      46,674            -        3,559          65     (50,298)           -
Inventories                                            4,129            -       59,704      12,882      (1,371)      75,344
Net assets of operations to be sold                    3,610            -            -       5,954      (6,306)       3,258
Prepaid expenses                                       1,378            -        6,152       2,887        (865)       9,552
Deferred income taxes                                 24,287            -            -           -           -       24,287
                                                   ---------    ---------    ---------   ---------   ---------    ---------
              Total current assets                    84,555            1      173,054      43,846     (58,773)     242,683

Property, Plant & Equipment, net                      28,733            -      157,653      30,401         (32)     216,755

Investment in Subsidiaries                            83,571       95,169       16,058           -    (194,798)           -

Excess of Acquired Net Assets Over Cost, net          41,939            -      120,969      19,994      (3,140)     179,762

Other Assets                                          73,049            -       13,789      10,719     (10,846)      86,711
                                                   ---------    ---------    ---------   ---------   ---------    ---------

     Total Assets                                  $ 311,847    $  95,170    $ 481,523   $ 104,960   $(267,589)   $ 725,911
                                                   =========    =========    =========   =========   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable                                   $  16,156    $       -    $  62,171   $   7,970   $       -    $  86,297
Intercompany accounts payable                             76            -           48       7,404      (7,528)           -
Long-term debt - current portion                      25,569            -       14,250       9,430      (7,292)      41,957
Income taxes                                            (283)           -            -       1,491           1        1,209
Other current liabilities                             42,342            -       26,363       3,111           -       71,816
                                                   ---------    ---------    ---------   ---------   ---------    ---------
              Total current liabilities               83,860            -      102,832      29,406     (14,819)     201,279

Long-term Debt - less current portion                401,169            -       42,452           -     (42,452)     401,169

Deferred Income Taxes                                  9,362            -            -           -      (3,085)       6,277

Other Long-Term Liabilities                           25,911           19        1,000         825           -       27,755
                                                   ---------    ---------    ---------   ---------   ---------    ---------

              Total Liabilities                      520,302           19      146,284      30,231     (60,356)     636,480

Intercompany Accounts                               (288,578)           -      262,878      35,782     (10,082)           -

11 3/4% Cumulative Redeemable
              Exchangeable Preferred Stock                 -      123,086            -           -           -      123,086

Shareholders' Equity (Deficit)                        80,123      (27,935)      72,361      38,947    (197,151)     (33,655)
                                                   ---------    ---------    ---------   ---------   ---------    ---------

             Total Liabilities and Shareholders'
                         Equity (Deficit)          $ 311,847    $  95,170    $ 481,523   $ 104,960   $(267,589)   $ 725,911
                                                   =========    =========    =========   =========   =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements of Eagle-Picher Holdings, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgments, estimates and complexity:

         Environmental Reserves

         The Company is subject to extensive and evolving federal, state and local environmental laws and regulations. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. The Company is involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, the Company has received notice that it may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as a Potentially Responsible Party at a number of sites ("Superfund Sites"). The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Accordingly, future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

         Impairment of Long-Lived Assets

         The Company periodically reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including goodwill, when circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. The Company believes its estimates of fair value are reasonable considering currently applicable accounting guidance, however changes in the fair values and circumstances and the implementation of Statement of Accounting Standards No. 142, "Goodwill and Intangible Assets", which is discussed in the Company's Form 10-K for the Year Ended November 30, 2001 and is effective for the first quarter of fiscal year 2003, could affect the evaluations.

         Revenue Recognition

         A portion of the Company's revenues is derived from contracts, which are accounted for under the percentage of completion method of accounting. This method requires a higher degree of judgment and the use of estimates than other revenue recognition methods. The judgments and estimates involved include the Company's ability to accurately estimate the contracts' percentage of completion and the reasonableness of the estimated costs to complete, among other factors, at each financial reporting period.

         Risk Management Activities

         The Company is exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. The Company uses derivative instruments to manage its interest rate and foreign currency exposures. The Company does not use derivative instruments for speculative or trading purposes. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. The Company accounts for its derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Such accounting is complex, evidenced by the significant interpretations of the primary accounting standard, which continues to evolve.

RESULTS OF OPERATIONS

         Please refer to Note I. regarding Segment Reporting contained in Item
1. of this report.

The Automotive Segment

         Sales of the Automotive Segment increased 1.7% from $114.8 million in the second quarter of 2001 to $116.8 million in the comparable period of 2002. In the first six months of 2002, net sales were $220.2 million compared to $215.5 million in the same period of 2001, an increase of 2.2%. The modest recovery in the United States automotive industry is the primary reason for improved sales.

         The loss from continuing operations before taxes was ($2.1) million and ($4.5) million in the quarter and six months ended May 31, 2002 compared to a loss from continuing operations before taxes of ($2.7) million and ($3.4) million for the comparable periods in 2001, respectively. The improved earnings in the quarter resulted from higher gross margins of $.6 million from additional volumes and a favorable mix shift, as well as productivity improvements yielding $.7 million in incremental margins. Offsetting these gains were $.7 million in recruiting and severance payments and $.9 million in higher depreciation and amortization costs primarily related to an adjustment to bring these costs in line with estimated periods of active production on existing automotive programs. The Automotive segment also experienced $.4 million lower interest allocations and had lower foreign currency transaction costs of $.9 million compared the second quarter of last year primarily due to the strengthening of the Euro.

    Automotive Segment Outlook

         Sales in the third quarter of the fiscal year are expected to be somewhat lower than those of the second quarter, which is typical in the automotive industry, due to shutdowns of the major automobile manufacturers for model changeovers and retooling. Sales in the third quarter of 2002 are expected to be flat compared to the same period last year. The outlook for the Automotive Segment for fiscal year 2002 provided in the Company's Annual Report on Form 10-K continues to represent Management's view of the Automotive Segment.

The Technologies Segment

         Sales of the Technologies Segment decreased $4.7 million or 8.9% from $52.5 million in the second quarter of 2001 to $47.8 million in the comparable period of 2002, and decreased $11.9 million or 11.9% from $100.3 million to $88.4 million for the six months ending May, 2002 as compared to the first six months of 2001.

         The second quarter 2002 sales decline was due primarily to $6.5 million lower sales of products to telecommunications and semi-conductor customers, $1.2 million lower sales due to reduced volumes in the Precision Products commercial metal fabrication operations, a business to be sold in the third quarter of 2002, and $.5 million less sales to satellite communications customers. These reductions were partially offset by higher sales totaling approximately $4.5 million in the higher margin product lines of enriched boric acid sold to the nuclear industry, military batteries and Chemsyn pharmaceutical products.

         The sales decline for the six months ended May, 2002 resulted primarily from $9.0 million lower sales to telecommunications and semi-conductor customers, $2.9 million lower sales to satellite customers and $3.6 million lower sales of metal fabrication products, partially offset by $3.9 million higher sales of enriched boric acid products and $2.6 million additional sales of military batteries.

         Loss from continuing operations before taxes was $(12.8) million in the second quarter of 2002, compared to a loss of $(1.1) million in the same quarter of 2001. The $(12.8) million loss resulted from $1.6 million in higher gross margin, despite lower sales, from favorable mix and productivity improvements, offset by a $(5.5) million restructuring charge to earnings associated with the decision to exit the Gallium-based materials business due to continued soft demand from customers in the telecommunications and semi-conductor markets (see footnote D, above), a $(4.5) million charge for various legal issues described in footnote H and a $(3.1) million charge for insurance related losses as described in footnote G. Additionally, the Segment incurred a $(1.1) million expense in the quarter for business consulting fees related to development of strategic initiatives.

   Technologies Segment Outlook

         During the second quarter the Company initiated the process of selling its Precision Products commercial metal fabrication operations which for the first six months of fiscal 2002 reported sales of approximately $2.6 million and $(.5) million EBITDA. The sale of that operation is expected to be completed during the third quarter.

         Sales for the third quarter are expected to be down slightly over the second quarter and approximately 5% below the same period for fiscal year 2001 due to reduced demand in the telecommunications and semi-conducting markets for Gallium and Germanium-based products and lost revenue associated with the sale of the Precision Products commercial metal fabrication operations.

         The Company's outlook for the year for the Technologies segment is for sales of approximately $190 million which is 5% below 2001. This reflects the sale and exiting of certain product lines discussed above.

The Minerals Segment

         Comparative sales of the Minerals Segment were nearly flat at $16.8 million in the second quarter of 2002 compared to $16.9 in 2001. Sales for the first six months of the year were $32.1 million in 2002 and $32.3 million in 2001. Decreased international volumes primarily in Europe have offset increased sales in North America.

         Despite flat sales, income from continuing operations before taxes improved in the second quarter of 2002 to $2.6 million, compared to $.2 million in the second quarter of 2001. For the six-month period ended May 31, 2002 income from continuing operations before taxes was $2.9 million compared to a loss of $(.3) million in the same period of 2001. Improved profitability for the quarter was attributable to $1.0 million from lower energy costs, $.4 million from favorable mix shift to higher margin products, $.4 million from improved production efficiencies and lower foreign currency transaction costs of $.4 million compared to the second quarter of last year, primarily due to the strengthening of the Euro.

         Minerals Segment Outlook

         Sales in the Minerals Segment for the third quarter of fiscal year 2002 are expected to be slightly higher than sales for the second quarter and ahead of sales for the same period of fiscal year 2001. The outlook for the Minerals Segment for fiscal year 2002 is for sales to be flat with 2001 but profitability to be consistent with projections set forth in the Company's Annual Report on Form 10K.

Summary of the Company

         Net Sales. The Company's net sales were $181.3 million and $184.1 million in the second quarters of 2002 and 2001, respectively, a decrease of 1.5%. Increased sales of the Automotive Segment were more than offset by declines in the Technologies Segment which was negatively impacted by soft markets in telecommunications and semi-conductors.

         Cost of Products Sold. Cost of products sold, decreased as a percentage of net sales from 80.1% in the second quarter of 2001 to 77.4% in the comparable period of 2002. This decrease is attributable to the improved margins related to lower energy costs and favorable mix in the Minerals Segment, a change in product mix and productivity that occurred in the Technologies Segment, and improved sales mix and operating efficiencies in the Automotive Segment.

         Selling and Administrative. Selling and administrative expenses increased to $21.2 million in the second quarter of 2002 from $13.6 million in the comparable period of 2001. On a year-to-date basis, selling and administrative expenses were $34.9 million and $24.9 million in 2002 and 2001, respectively. The increased costs for the second quarter of 2002 were attributable to $4.8 million in reserves related to legal matters discussed in footnote H, $1.4 million in consulting costs primarily related to development of strategic initiatives for the Technologies segment, and $1.2 million in severance, recruiting and relocation costs as the Company has continued its investment in strengthening the leadership of the Company.

         Depreciation and Amortization. Depreciation and amortization expense was $16.0 million and $15.5 million in the second quarters of 2002 and 2001, respectively, and $30.9 million and $29.7 million in the six months ended May 31, 2002 and 2001, respectively. The increase is primarily attributable to a $1.1 million charge in the second quarter of 2002 to reflect estimated periods of active production on existing automotive programs.

         Restructuring. On May 31, 2002 the Company announced it would exit the Gallium business in its Technologies segment due to the downturn in the fiber-optic, tele-communication and semiconductor markets. This resulted in a $5.5 million charge recorded to restructuring expense during the quarter. The Company also reduced the amounts accrued for restructuring recorded in 2001 by $2.5 million primarily to reflect severance payments made from the Company's over funded pension plan to eligible employees as detailed in footnote D, above, which had previously been recorded as an expense.

         Divestitures. During the second quarter, the Company recorded approximately $3.2 million in additional accruals recorded for costs related to certain litigation issues and environmental remediation related to operations divested prior to November 30, 2001 as noted in footnote E. In the second quarter of 2002 the Company signed a letter of intent to sell certain assets and liabilities of the Precision Products business in its Technologies segment to a group of employees and management personnel. The Company recorded a $2.8 million estimated loss on sale related to this action. The net asset held for sale after this write down, is $2.9 million.


         Management Compensation - Special. Management compensation expenses of $2.4 million and $1.9 million in the second quarters of 2002 and 2001, respectively, relate to compensation to former senior officers upon their separation from the Company.

         Insurance Related Losses. In the second quarter 2002, the Company recorded $3.1 million in charges primarily related to an insurance receivable related to the third quarter 2001 fire in its Harrisonville, Missouri bulk pharmaceutical manufacturing plant due to the insurance underwriter contesting coverage. The Company disputes the insurance carrier's position and is vigorously pursuing efforts to collect on its claims, but the realization of the receivable is uncertain at this time.

         Interest Expense. Interest expense was $11.2 million in the second quarter of 2002 and $10.1 million in the second quarter of 2001. Interest expense was $22.3 million and $20.3 million for the six months ended May 31, 2002 and 2001, respectively. In the six months ended May 31, 2001, approximately $1.7 million in interest expense was included in Discontinued Operations in the condensed consolidated statements of income (loss). Included in interest in 2002 is approximately $1.8 million in fees and other costs primarily related to the Accounts Receivable Asset Backed Securitization as discussed in Note F in Item
1. In accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB statement 125", the Company has expensed these costs as incurred, rather than amortizing them over the term of the agreement. Amounts paid to banks and other institutions in the second quarter of 2002 for borrowed funds was $.6 million less than similar amounts incurred for the second quarter of 2001. This improvement reflects actual lower debt levels throughout the quarter and interest rates slightly lower in 2002 on variable rate debt.

         Income (Loss) from Continuing Operations Before Taxes. The loss from continuing operations before taxes was $(21.1) million and $(5.0) million in the second quarters of 2002 and 2001, respectively. The difference is due primarily to gross margin improvements across the Company of approximately $4.5 million and a $2.5 million reduction of previously accrued restructuring charges, offset by the following special charges totaling approximately $23 million recorded in the second quarter of 2002:

    -    Accruals related to various legal matters aggregating $7.6 million;
    - Restructuring charges of $5.5 million related to the exiting of the Gallium product line;
    - Recognition of an estimated $2.8 million loss on sale of the Precision Product business in the Technologies segment;
    - Charges of $3.1 million related primarily to an insurance receivable related to a fire in 2001 in a chemical plant;
    - A $1.1 million charge to depreciation to reflect estimated periods of active production on existing automotive programs;
    - Management compensation expenses of $2.4 million related to compensation to former senior officers upon their separation from the Company; and
    - $.5 million of severance costs related to management changes, primarily in the Company's Automotive segment.

The Company also incurred costs of $1.4 million in the second quarter of 2002 for consulting expenses for the development of strategic initiatives.

         Income Taxes (Benefit). Income taxes (benefit) were $.8 million and $(1.6) million in the second quarters of 2002 and 2001, respectively, and $1.2 million and $(1.8) million in the six months ended May 31, 2002 and 2001, respectively.

         Discontinued Operations. Throughout 2001, the Company accounted for its former Machinery Segment as a discontinued operation. This business was sold in December 2001, but the Company has accounted for the business as if it had been sold as of November 30, 2001. As a result, there is no effect on operations in 2002 for this Segment.

         Net Income (Loss). Net income (loss) for the second quarters of 2002 and 2001 were $(22.0) million and $(6.3) million, respectively. The net loss in 2002 was significantly impacted by the provision of approximately $23 million in charges for business restructuring, certain legal matters for divested operations and other factors discussed under Income (Loss) from Continuing Operations Before Taxes above.

         Dividends accreted of $3.8 million and $3.3 million in the second quarters of 2002 and 2001, respectively, on the 11 3/4% Cumulative Redeemable Exchangeable Preferred Stock ("Preferred Stock") increased the loss applicable to common shareholders to $25.7 million and $9.6 million, respectively.

    Company Outlook

         The Company's sales for fiscal year 2002 are expected to be in the range of $690 million to $695 million, which is down slightly from the $700 million outlook set forth in its fiscal year 2001 Annual Report on Form 10-K. Lower sales in the Minerals and Technologies segments will be partially offset by higher sales in the Automotive segment.

         Pretax loss is now projected in the range of $(20) million to $(25) million, compared the $(2) million to $(5) million outlook set forth in its fiscal year 2001 Annual Report on Form 10-K. The difference is attributable to the approximately $23 million in charges in the second quarter for business restructuring, certain legal matters for divested operations and other factors discussed under Income (Loss) from Continuing Operations Before Taxes above.

         The Company expects EBITDA (as defined under Financial Condition, below)for fiscal year 2002 to be within a range of $93 million to $97 million. This estimate remains consistent with the outlook for the Company set forth in its fiscal year 2001 Annual Report on Form 10K.

FINANCIAL CONDITION

      The following are certain financial data regarding EBITDA, as defined below, cash flows and earnings to fixed charges and preferred stock dividends (excluding the Machinery Segment):

                                                            Six Months Ended
                                                                May 31
                                                              2002     2001

                                                        (In millions of dollars)

     EBITDA                                                  $46.9    $46.8
     Cash provided by operating activities                    60.9     21.9
     Cash provided by (used in)investing activities           (1.5)   (24.4)
     Cash provided by (used in) financing
      activities                                             (61.9)     1.8
     Cash provided by discontinued Operations                    -      1.5
     Preferred stock dividends accreted                        7.2      6.5
     Earnings/fixed charges and preferred stock dividends     (.14)X    .56X
     Deficiency                                               34.2     12.1

EBITDA

         The Company's EBITDA is defined for purposes hereof as earnings from continuing operations before income taxes, interest expense, depreciation and amortization and certain items determined by management to be in the nature of nonrecurring or special items. These are: gains or losses on sales of business units, management compensation (special), accruals for non routine litigation, divestiture related expenses, restructuring charges, insurance related gains and losses and non-cash items relating to accruals for the Company's stock appreciation rights plan. For a description of such items, see "Results of Operations - Summary of the Company - Income (Loss) from Continuing Operations Before Taxes" above. EBITDA, as defined herein, may not be comparable to similarly titled measures reported by other companies and should not be construed as an alternative to operating income or to cash flows from operating activities, as determined by accounting principles generally accepted in the United States of America, as a measure of the Company's operating performance or liquidity, respectively. Funds depicted by EBITDA are not available for management's discretionary use to the extent they are required for debt service and other commitments.

      The Company's EBITDA for the six months ended May 31, 2002 and 2001, was $46.9 million and $46.8 million, respectively.


Operating Activities

      Cash provided by operating activities was $60.9 million and $21.9 million for the six months ended May 31, 2002 and 2001, respectively, and consisted of the following:

                                                    Six Months Ended May 31
                                                    -----------------------
                                                        2002       2001
                                                        ----       ----

                                                    (in millions of dollars)


          Income (Loss) from continuing
             Operations before taxes                  $ (27.0) $   (5.6)
          Depreciation and amortization,

             Excluding amortization of
             Deferred financing costs                    30.9      29.7
          Divestitures                                    6.0        .5
          Excess of interest expense
             over interest paid                           2.4       1.5
          Income taxes refunded (paid), net               4.8       1.9
          Working capital and other                      43.8      (6.1)
                                                        -----     -----
                                                        $60.9     $21.9
                                                        =====     =====



      See "Results of Operations" for discussions concerning income (loss) before taxes, depreciation and amortization, divestitures and interest expense.

      The excess of interest expense over interest paid results primarily from amortization of deferred financing costs, which does not affect cash.

      The Company received a "quick refund" in the second quarter of 2002 and 2001 of income taxes paid in the prior fiscal years.

      Net cash provided by operating activities for the six months ended May 31, 2002 was $60.9 million compared to $21.9 million for the comparable 2001 period. The majority of the increase in net inflow of cash from operating activities occurred as a result of the Company selling certain of its receivables to an unconsolidated qualifying special purpose entity (see note F to condensed consolidated financial statement). A decrease in the Company's inventory provided $9.0 million, a decrease in accounts payable used $2.7 million and an increase in accruals provided $3.3 million. Other assets and liabilities, net, used $8.7 million.

Investing Activities

      Investing activity used $1.5 million in cash during the six months ended May 31, 2002 compared to $24.4 million being used in the six months ended May 31, 2001 primarily for capital expenditures. During the first quarter of 2002, $6.3 million was provided from proceeds from the sale of CED. Capital expenditures amounted to $8.9 million for the six months ended May 31, 2002 compared to $22.3 million for the six months ended May 31, 2001.

Financing Activities

      Financial activities used $61.9 million for the six months ended May 31, 2002 compared to the six months ended May 31, 2001 where $1.8 million was provided. During the six months ended May 31, 2002, the Company used $43.9 million to reduce its revolving credit facility primarily from proceeds associated with the sale of the Company's receivables to an unconsolidated qualifying special purpose entity. Both regularly scheduled debt payments and the proceeds for the sale of CED resulted in a $18.5 million decline in the Company's term debt during the six months ended May 31, 2002.

Earnings to Fixed Charges and Preferred Stock Dividends

      Ratio of earnings from continuing operations to fixed charges and preferred stock dividends for the six months ended May 2002 and 2001 was (.14x) and .56x, respectively. In 2002 and 2001, earnings were insufficient to cover fixed charges and preferred stock dividends by $34.2 million and $12.1 million respectively. In 2002 the ratio was significantly impacted by $6.0 million in divestiture related expenses, $3.0 million of restructuring charges and $3.1 million in insurance related losses. If these items were excluded from the calculation in 2002, the ratio of earnings from continuing operations to fixed charges and preferred stock dividends would be .26x and earnings would not have been sufficient to cover fixed charges and preferred stock dividends by $22.1 million. On that basis, 2002 and 2001 are more comparable.


Liquidity and Capital Resources

      The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company. As of May 31, 2002, the Company had $70.6 million unused under its senior secured revolving credit facility and $1.4 million unused under its European unsecured lines of credit. However, due to various financial covenant limitations under the Company's senior secured credit agreement (the "Credit Agreement") measured on the last day of each quarter, on May 31, 2002, the Company could incur only an additional $47.5 million of indebtedness.

      At May 31, 2002, the Company was in compliance with the covenants of its senior secured credit agreement and senior subordinated notes. As noted in Note F in Item 1 above, the Company has adopted Financial Accounting Standards Board SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in conjunction with the Asset Backed Securitization. However, under the definitions contained in the Credit Agreement, the aggregate amount of capital investment by the conduit, $52.4 million as of May 31, 2002, is treated as indebtedness for purposes of various financial covenants in the Credit Agreement.

      The Company has entered into various interest rate swap agreements to manage its variable interest rate exposure. Per the terms of the swap agreements, the Company exchanges, at specified intervals, the difference between fixed and variable interest amounts based on a notional amount of $90 million of the debt under the Credit Agreement at a weighted average interest rate of 5.678% plus the applicable spread beginning March 5, 2001 and maturing December 15, 2003.

      Commencing March 1, 2003, dividends on the Company's Convertible Exchangeable Preferred Stock become cash payable at 11-3/4% per annum; the first semi-annual dividend payment of $8.3 million is due September 1, 2003. If the Company does not pay cash dividends on the preferred stock, then holders of the preferred stock become entitled to elect a majority of the Board of Directors of Eagle-Picher Holdings. Dakruiter S.A., a company controlled by Granaria Holdings B.V., holds approximately 51.8% of the preferred stock and therefore Granaria Holdings would continue to be able to elect the entire Board of Directors of Eagle-Picher Holdings.

      The Company's $220 million revolving credit facility in its senior Credit Agreement expires February 28, 2004. The Company will be required to extend or replace this facility before that date. As of May 31, 2002, the Company had borrowed approximately $111.5 million and had approximately $37.9 million of letters of credit issued under this facility.

Restrictions on Payment of Dividends

      EPI and the Subsidiary Guarantors are subject to restrictions on the payment of dividends and other forms of payment in both the Credit Agreement and the Indenture for the Subordinated Notes. Those restrictions generally prohibit the payment of dividends to the Company either directly by EPI or indirectly through any Subsidiary Guarantor. Certain limited exceptions are provided allowing for payments to the Company. Specifically, EPI is authorized to make payments to the Company in amounts not in excess of any amounts the Company is required to pay to meet its consolidated income tax obligations. Additional payments from EPI to the Company are permitted commencing September 1, 2003 in amounts not in excess of the Company's obligations to make any cash dividend payments required to be paid under the Company's Preferred Stock and to make any cash interest payments required to be paid under any debentures issued by the Company in exchange for the Company's Preferred Stock ("Exchange Debentures").

Forward-Looking Statements

      This report contains statements which, to the extent that they are not statements of historical fact, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words "estimate," "anticipate," "project," "intend," "believe," "expect," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, but are not limited to, statements under the headings "Automotive Segment Outlook," "Technologies Segment Outlook," "Minerals Segment Outlook," and "Company Outlook." Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with customers, demand for the Company's products, the ability of the Company to successfully implement productivity improvements and/or cost reduction initiatives, the ability of the Company to develop, market and sell new products, the ability of the Company to obtain raw materials, increased government regulation or changing regulatory policies resulting in higher costs and/or restricting output, increased price competition, currency fluctuations, general economic conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company enters into interest rate swap agreements to manage interest rate costs and risks associated with changing interest rates. The differential to be paid or received under these agreements is accrued and recognized as adjustments to interest expense. During the first quarter ended February 28, 2001, the Company had entered into various interest rate swap agreements with a commercial bank having a total notional amount of $90 million. The effective dates of these agreements are March 5, 2001 and March 15, 2001 and they mature December 5, 2003 and December 15, 2003, respectively. These agreements effectively change the interest rate exposure on $90 million of the Company's floating debt to a fixed rate of 5.678% plus the applicable spread. The Company may enter into additional interest rate swap agreements through the maturity date of the Credit Agreement as market conditions warrant. Based on the fair value of the interest rate swap agreements being held as of May 31, 2002, the Company has recorded a net loss of $4.3 million in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. The remaining amount of loans outstanding under the Credit Agreement bear interest at floating rates.

      The Company's industrial revenue bonds ("IRB's") bear interest at variable rates based on the market for similar issues. Loans under the IRB's are not covered by the Swap Agreements.

      As of May 31, 2002, $141.4 million of revolving and term loans were outstanding under the Credit Agreement, of which, interest on $90.0 million is essentially fixed by the Swap Agreements. The interest rate risk on the remaining debt outstanding under the foreign lines of credit and the IRB's, which in the aggregate totals $19.3 million, has not been hedged. Accordingly, a 1% increase in the applicable index rates would result in additional interest expenses of $.7 million per year, assuming no change in the current level of borrowing.

      The Company also enters into various foreign currency forward contracts to hedge a portion of its forecasted sales, generally within the next 12 months. The Company manages most of these exposures on a consolidated basis, which allows for netting certain exposures to take advantage of any natural offsets. The Company's principal areas of exposure are related to sales denominated in the currencies of Europe, Mexico and Canada with the majority of this exposure in European currencies. As of May 31, 2002, the Company had outstanding foreign exchange forward contracts with aggregate notional amounts of $13.5 million. Based on the fair value of the futures contracts being held as of May 31, 2002, the Company has recorded a net loss of $.5 million in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


         Please refer to Note H regarding Legal Matters contained in Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.65 Fifth Amendment to Credit Agreement dated as of May 3, 2002.*

          * Incorporated by reference from the Company's Form 8-K filed May 17, 2002.


(b) Reports on Form 8-K

      Form 8-K filed May 17, 2002 reporting an amendment to Eagle Picher Industries' senior secured credit facility.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER HOLDINGS, INC.





                                        /s/ Thomas R. Pilholski
                                       ------------------------------
                                       Thomas R. Pilholski
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE  July 15, 2002
    ---------------------

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER INDUSTRIES, INC.




                                       /s/ Thomas R. Pilholski
                                       --------------------------------
                                       Thomas R. Pilholski
                                       Senior Vice President and
                                       Chief Financial Officer

                                       (Principal Financial Officer)





DATE  July 15, 2002
    ---------------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       DAISY PARTS, INC.





                                        /s/ Tom B. Scherpenberg
                                       -----------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE  July 15, 2002
    ---------------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER DEVELOPMENT COMPANY, INC.





                                       /s/ Tom B. Scherpenberg
                                       --------------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE  July 15, 2002
    ---------------------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER FAR EAST, INC.






                                       /s/ Tom B. Scherpenberg
                                       -----------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE  July 15, 2002
    ---------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER MINERALS, INC.





                                        /s/ Tom B. Scherpenberg
                                       ------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE  July 15, 2002
    ---------------------

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       EAGLE-PICHER TECHNOLOGIES, LLC





                                       /s/ Bradley J. Waters
                                       -----------------------------------
                                       Bradley J. Waters
                                       Vice President,
                                       and Chief Financial Officer




DATE  July 15, 2002
    ---------------------

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                       HILLSDALE TOOL & MANUFACTURING CO.





                                       /s/ Tom B. Scherpenberg
                                       ----------------------------------
                                       Tom B. Scherpenberg
                                       Treasurer
                                       (Principal Financial Officer)





DATE  July 15, 2002
    ---------------------

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                   EPMR CORPORATION (F/K/A MICHIGAN
                                   AUTOMOTIVE RESEARCH CORPORATION)





                                   /s/ Tom B. Scherpenberg
                                   -----------------------
                                   Tom B. Scherpenberg
                                   Treasurer
                                   (Principal Financial Officer)



DATE  July 15, 2002
    ---------------------