Form 10-Q
period 2003-08-31
EAGLE PICHER INDUSTRIES INC; EAGLE PICHER TECHNOLOGIES LLC; EAGLE PICHER HOLDINGS INC; DAISY PARTS INC; EAGLE PICHER DEVELOPMENT CO INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EPMR CORP
filed 2003-10-14
CIK 30927, 1059576, 1059364, 1059567, 1059568, 1059570, 1059572, 1059573, 1059575

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission file number 333-49957-01

EaglePicher Holdings, Inc.
A Delaware Corporation
I.R.S. Employer Identification
No. 13-3989553

11201 North Tatum Blvd. Suite 110, Phoenix, Arizona 85028

Registrant’s telephone number, including area code:
602-652-9600

EAGLEPICHER HOLDINGS, INC. IS FILING THIS REPORT VOLUNTARILY IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE TERMS OF ITS 9-3/4% SENIOR NOTES AND 11-3/4% SERIES B CUMULATIVE EXCHANGEABLE PREFERRED STOCK AND IS NOT REQUIRED TO FILE THIS REPORT PURSUANT TO EITHER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes ☐ No ☒ (See explanatory note immediately above.)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

          Yes ☐ No ☒

1,000,000 shares of common stock, $0.01 par value each, were issued and outstanding at October 9, 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.68
EX-10.69
EX-10.70
EX-10.71
EX-10.72
EX-10.73
EX-10.74
Ex-12.1
EX-31.1
EX-31.2
EX-32.1
Ex-32.2

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction		IRS Employer
	Incorporation or	Commission	Identification
Names	Organization	File Number	Number

EaglePicher Incorporated	Ohio	333-49957	31-0268670
Daisy Parts, Inc.	Michigan	333-49957-02	38-1406772
EaglePicher Development Co., Inc.	Delaware	333-49957-03	31-1215706
EaglePicher Far East, Inc.	Delaware	333-49957-04	31-1235685
EaglePicher Filtration & Minerals, Inc.	Nevada	333-49957-06	31-1188662
EaglePicher Technologies, LLC	Delaware	333-49957-09	31-1587660
EaglePicher Automotive, Inc. (f/k/a Hillsdale Tool & Manufacturing Co.)	Michigan	333-49957-07	38-0946293
EPMR Corporation (f/k/a Michigan Automotive Research Corp.)	Michigan	333-49957-08	38-2185909

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income (Loss)	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 6.	Exhibits and Reports on Form 8-K	48
Signatures		50
Exhibit Index		59

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 2002 and August 31, 2003
(unaudited) (in thousands of dollars)

	November 30,	August 31,
	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$31,522	$23,981
Receivables, net	19,979	26,036
Retained interest in EaglePicher Funding Corporation, net	29,400	66,487
Insurance claim receivable	—	5,198
Costs and estimated earnings in excess of billings	16,942	25,986
Inventories	49,204	54,154
Assets of discontinued operations	28,899	9,177
Prepaid expenses and other assets	15,363	9,666
Deferred income taxes	10,798	10,798

	202,107	231,483
Property, Plant and Equipment, net	173,658	154,416
Goodwill	159,640	159,640
Prepaid Pension	54,796	55,609
Other Assets, net	22,840	26,609

	$613,041	$627,757

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$83,178	$60,523
Current portion of long-term debt	18,625	3,200
Compensation and employee benefits	19,889	16,095
Billings in excess of costs and estimated earnings	944	1,864
Accrued divestiture reserve	17,662	10,535
Liabilities of discontinued operations	4,305	1,305
Other accrued liabilities	36,380	23,341

	180,983	116,863
Long-Term Debt, net of current portion	355,100	421,782
Postretirement Benefits Other Than Pensions	17,635	17,402
Other Long-Term Liabilities	8,928	10,652

	562,646	566,699

11.75% Cumulative Redeemable Exchangeable Preferred Stock	137,973	150,247

Commitments and Contingencies
Shareholders’ Equity (Deficit):
Common stock	10	10
Additional paid-in capital	99,991	92,803
Accumulated deficit	(175,112)	(182,758)
Accumulated other comprehensive income (loss)	(4,376)	756
Treasury stock	(8,091)	—

	(87,578)	(89,189)

	$613,041	$627,757

The accompanying notes are an integral part of these consolidated balance sheets.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Nine Months Ended August 31, 2002 and 2003
(unaudited) (in thousands of dollars, except share and per share amounts)

	Three Months Ended August 31,		Nine Months Ended August 31,

	2002	2003	2002	2003

Net Sales	$167,352	$165,844	$499,742	$504,930

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	130,101	127,001	390,330	387,605
Selling and administrative	14,246	15,615	50,424	45,836
Depreciation and amortization	11,830	12,768	34,321	34,798
Goodwill amortization	3,846	—	11,538	—
Restructuring	—	—	2,998	—
Insurance related losses (gains)	—	(2,774)	3,100	(8,510)
Loss from divestitures	161	—	6,131	—

	160,184	152,610	498,842	459,729

Operating Income	7,168	13,234	900	45,201
Interest expense	(8,610)	(9,249)	(28,596)	(25,941)
Other income (expense), net	413	(600)	1,331	(527)
Write-off of deferred financing costs	—	(6,327)	—	(6,327)

Income (Loss) from Continuing Operations Before
Taxes	(1,029)	(2,942)	(26,365)	12,406
Income taxes	(750)	(804)	(1,955)	(2,850)

Income (Loss) from Continuing Operations	(1,779)	(3,746)	(28,320)	9,556
Discontinued Operations:
Loss from operations of discontinued businesses, net of zero (benefit) provision for income taxes	(1,792)	(213)	(3,426)	(1,683)
Loss on disposal of discontinued business, net of $600 benefit and zero benefit for income taxes	—	(267)	—	(3,245)

Net Income (Loss)	(3,571)	(4,226)	(31,746)	4,628
Preferred stock dividends accreted or accrued	(3,718)	(4,168)	(10,949)	(12,274)

Loss Applicable to Common Shareholders	$(7,289)	$(8,394)	$(42,695)	$(7,646)

Basic and Diluted Net Loss per Share Applicable to Common Shareholders:
Loss from Continuing Operations	$(5.71)	$(7.91)	$(40.67)	$(2.83)
Loss from Discontinued Operations	(1.86)	(0.48)	(3.55)	(5.12)

Net Loss	$(7.57)	$(8.39)	$(44.22)	$(7.95)

Weighted Average Number of Common Shares	963,500	1,000,000	965,472	961,389

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2002 and 2003
(unaudited) (In thousands of dollars)

	2002	2003

Cash Flows From Operating Activities:
Net income (loss)	$(31,746)	$4,628
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,858	37,084
Loss from divestitures	6,131	—
Provisions from discontinued operations	—	3,245
Deferred income taxes	811	—
Insurance related losses (gains)	3,100	(3,312)
Write-off of deferred financing costs	—	6,327
Changes in assets and liabilities, net of effect of divestitures:
Sale of receivables, net (See Note I)	40,975	—
Retained interest in EaglePicher Funding Corporation, net (See Note I)	—	(37,087)
Receivables, net	(4,233)	(6,057)
Insurance claim receivable	—	(5,198)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net	(5,012)	(8,124)
Inventories	(3,298)	(4,950)
Accounts payable	(10,738)	(22,655)
Accrued liabilities	553	(20,648)
Other, net	1,997	941

Net cash provided by (used in) operating activities	46,398	(55,806)

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment	639	1,068
Capital expenditures	(11,823)	(10,758)

Net cash used in investing activities	(11,184)	(9,690)

Cash Flows From Financing Activities:
Redemption of senior subordinated notes	—	(209,500)
Reduction of long-term debt	(22,782)	(16,925)
Net repayments under revolving credit agreements	(40,750)	(121,500)
Proceeds from issuance of treasury stock	—	903
Payments for acquisition of treasury stock	(159)	—
Proceeds from the New Credit Agreement and issuance of Senior Unsecured Notes	—	398,000
Payment of deferred financing costs	—	(9,708)

Net cash provided by (used in) financing activities	(63,691)	41,270

Net Cash Provided by Discontinued Operations	14,371	13,961

Effect of Exchange Rates on Cash	2,061	2,724

Net Decrease in Cash and Cash Equivalents	(12,045)	(7,541)
Cash and Cash Equivalents, beginning of period	24,620	31,522

Cash and Cash Equivalents, end of period	$12,575	$23,981

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Equipment acquisitions financed by capital leases	$—	$1,169

Supplemental Cash Flow Information:
Interest paid	$23,209	$28,246

Income taxes refunded, net	$4,835	$3,859

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.       BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended November 30, 2002 presented in our Form 10-K, filed with the SEC on March 3, 2003.

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring adjustments), which, in our opinion are necessary to fairly state the results of operations for the three and nine month periods ended August 31, 2002 and 2003. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

     In the fourth quarter of fiscal 2002, we restated our financial statements to reflect the appropriate adoption of EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” which we should have adopted in 2001. EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. Prior to the adoption of EITF 00-10, some of the costs billed to our customers for shipping and handling (our transportation expenses) were included as an offset to our costs. This restatement had no impact on operating income, net income, or cash flows. The impact to the financial statements for the three months ended August 31, 2002 was an increase in Net Sales and Cost of Products Sold by $3.9 million. The impact to the financial statements for the nine months ended August 31, 2002 was an increase in Net Sales and Cost of Products Sold by $11.9 million. In addition, certain amounts in 2002 have been reclassified to conform to the 2003 financial statement presentation.

     As discussed in Note H to these financial statements, the accompanying 2002 financial statements have been restated to reflect as discontinued operations our Hillsdale U.K. Automotive operation and certain operations of our Germanium-based business in our Technologies Segment.

B.       INVENTORIES

     Inventories consisted of the following at November 30, 2002 and August 31, 2003 (in thousands of dollars):

	2002	2003

Raw materials and supplies	$24,522	$26,491
Work-in-process	10,680	14,613
Finished goods	14,002	13,050

	$49,204	$54,154

C.       REVENUE RECOGNITION

     For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred.

     The following provides information on contracts in progress at November 30, 2002 and August 31, 2003 (in thousands of dollars):

	2002	2003

Costs incurred on uncompleted contracts	$115,476	$159,035
Estimated earnings	21,664	38,437

	137,140	197,472
Less: billings to date	(121,142)	(173,350)

	$15,998	$24,122

Costs and estimated earnings in excess of billings	$16,942	$25,986
Billings in excess of costs and estimated earnings	(944)	(1,864)

	$15,998	$24,122

D.       COMPREHENSIVE INCOME (LOSS)

     During the three and nine months ended August 31, 2002 and 2003 our comprehensive income (loss) was as follows (in thousands of dollars):

	Three Months Ended August 31,		Nine Months Ended August 31,

	2002	2003	2002	2003

Net income (loss)	$(3,571)	$(4,226)	$(31,746)	$4,628
Gain (loss) on interest rate swap agreements	(660)	1,172	(194)	2,624
Gain (loss) on foreign currency forward contracts	(48)	2,321	(421)	(216)
Change in currency translation adjustment	793	(1,640)	2,061	2,724

	$(3,486)	$(2,373)	$(30,300)	$9,760

E.       GOODWILL

     On December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The ratable amortization of goodwill and other intangible assets with indefinite lives was replaced with an annual test for impairment. Accordingly, we ceased amortization of goodwill on December 1, 2002. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. The following goodwill amounts by reporting unit were recorded as of November 30, 2002 and August 31, 2003 (in thousands of dollars):

Reporting Unit	Segment	Amount

Hillsdale Division	Automotive	$34,816
Wolverine Division	Automotive	47,268
Power Group	Technologies	44,486
Specialty Materials Group	Technologies	27,098
Pharmaceutical Services (formerly ChemSyn)	Technologies	2,929
Filtration and Minerals	Filtration and Minerals	3,043

		$159,640

     We have completed our initial impairment test as of December 1, 2002, and determined that no impairment charge exists. Our fair values for each reporting unit were determined based on our estimate of future cash flows by reporting unit, which were derived from our annual forecasting process.

     The following pro forma disclosure presents our income (loss) applicable to common shareholders and our basic and diluted per share income (loss) applicable to common shareholders for the three and nine months ended August 31, 2002 and 2003 as if SFAS No. 142 had been adopted on December 1, 2001 (in thousands of dollars, except per share amounts):

	Three Months Ended August 31,		Nine Months Ended August 31,

	2002	2003	2002	2003

Reported Loss Applicable to Common Shareholders	$(7,289)	$(8,394)	$(42,695)	$(7,646)
Goodwill amortization	3,846	—	11,538	—

As Adjusted Loss Applicable to Common Shareholders	$(3,443)	$(8,394)	$(31,157)	$(7,646)

Reported Basic and Diluted Loss per share Applicable to Common Shareholders	$(7.57)	$(8.39)	$(44.22)	$(7.95)
Goodwill amortization per share	4.00	—	11.95	—

As Adjusted Basic and Diluted Loss per share Applicable to Common Shareholders	$(3.57)	$(8.39)	$(32.27)	$(7.95)

F.       RECENTLY RELEASED OR ADOPTED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets and depreciated over their estimated useful life while the liability is accreted to its expected obligation amount upon retirement. We adopted SFAS No. 143 on December 1, 2002. The adoption of this statement did not have a material impact on our financial condition or results of operations.

     In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” The primary difference is that goodwill and certain intangibles with indefinite lives have been removed from the scope of SFAS No. 144, as they are covered by SFAS No. 142. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on December 1, 2002 and accounted for the sale of our Hillsdale U.K. Automotive operation and the sale of certain assets of our Germanium-based business in our Technologies Segment, as discussed in Note H, in accordance with this statement.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on our financial condition or results of operations.

     On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not completed our evaluation of the impact, if any, the adoption of this statement will have on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 does not affect the accounting for guarantees issued prior to the effective date, unless the guarantee is modified subsequent to December 31, 2002. We adopted the disclosure requirements on December 1, 2002, and the initial recognition and measurement provisions in our February 28, 2003 financial statements. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

     In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We are required to adopt EITF 00-21 for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are evaluating the impact EITF 00-21 will have on us, but do not expect it to have a material impact on our financial condition or results of operations.

G.       RESTRUCTURING

     During 2001, we recorded asset write-downs and other charges totaling $14.1 million in connection with a restructuring plan (the “Plan”) announced in November 2001. The Plan primarily relocated our corporate headquarters from Cincinnati, Ohio to Phoenix, Arizona and closed three plants in our Technologies Segment as a result of the elimination of certain product lines. During the second quarter of 2002, we determined that a portion of the assets in our over-funded pension plan could be made available to pay severance costs related to the Plan. We amended the pension plan and provided new or amended severance plans to allow for such payments. Approximately $2.5 million of severance was expected to be paid out of the pension plan. Accordingly, during the second quarter of 2002, we reduced our restructuring provision originally recorded in the fourth quarter of 2001 by $2.5 million.

     In the second quarter of 2002, we announced we would exit our Gallium based business in our Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets, the primary markets for our Gallium products. This action resulted in a $5.5 million charge to restructuring expense.

     The remaining balance of $1.0 million as of August 31, 2003, is included in Other Accrued Liabilities in our balance sheets. An analysis of the facilities, severance and other costs incurred related to restructuring reserves since November 30, 2002 is as follows (in thousands of dollars):

			Other
	Facilities	Severance	Costs	Total

Balance at November 30, 2002	$1,629	$314	$1,340	$3,283
Amounts spent	(786)	(280)	(1,215)	(2,281)

Balance at August 31, 2003	$843	$34	$125	$1,002

H.       DIVESTITURES AND DISCONTINUED OPERATIONS

Divestitures

     We have indemnified buyers of our former divisions and subsidiaries for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. We had previously recorded liabilities for these exposures; however, from time to time, as additional information becomes available, additional amounts may need to be recorded.

     In the second quarter of 2002, we signed a letter of intent to sell certain assets and liabilities of the Precision Products business in our Technologies Segment to a group of employees and management personnel. We recorded a $2.8 million estimated loss on sale in Loss from Divestitures in the Statements of Income (Loss). In addition, during 2002, we recorded approximately $3.2 million in additional accruals for costs related to certain litigation issues and environmental remediation.

     An analysis of the liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 2002	$17,662
Amounts spent	(7,127)

Balance at August 31, 2003	$10,535

Discontinued Operations

     Effective December 14, 2001, we sold certain assets of our former Construction Equipment Division. This division represented our entire former Machinery Segment. The sale price was $6.1 million in cash, plus an estimated working capital adjustment of $1.0 million, and the assumption of approximately $6.7 million of current liabilities. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and leased the facility to the buyer for a five-year term. The buyer has an option to buy the facility for $2.5 million, increasing $100,000 per year over the term of the lease. We also retained $900,000 of accounts receivable, and approximately $2.3 million of raw materials inventory, which the buyer was required to purchase within one year. At August 31, 2003, the buyer failed to purchase approximately $182,000 of the inventory, which is included in Assets of Discontinued Operations in the accompanying balance sheets. We are pursuing collection actions.

     During the second quarter of 2003, we reached an agreement in principle for the sale of certain assets at our Hillsdale U.K. Automotive operation (a component of our Automotive Segment) for cash of $1.1 million. The sale closed on June 11, 2003. In addition, we will be winding down the remaining operations of our Hillsdale U.K. Automotive operation during 2003. Accordingly, effective in the second quarter of 2003, upon receipt of authority from our Board of Directors, we discontinued the operations of our Hillsdale U.K. Automotive operation and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses in our Statements of Income (Loss) $902,000 for the three months ended August 31, 2002, $1.4 million for the nine months ended August 31, 2002, and $431,000 for the nine months ended August 31, 2003. In addition, in the second quarter of 2003, we recognized a Loss on Disposal of Business of $3.0 million, which is net of a $600,000 tax benefit related to this sale, and during the third quarter of 2003, we recognized an increase of $751,000 to that Loss on Disposal due to various shutdown costs. We expect to incur an additional $500,000 of shutdown costs, such as one-time termination benefits, contract termination costs and facility closure costs during the fourth quarter of 2003, which have not accrued as of August 31, 2003.

     In July 2003, we completed the sale of certain assets of our Germanium-based business in our Technologies Segment for cash of approximately $15.0 million, subject to a working capital adjustment. These assets relate to the production of Germanium-based products primarily used in the infrared optics and fiber optics applications and do not include any of our assets that are involved in the production of Germanium substrates and wafers. We agreed that if the buyer is required to divest the acquired business due to certain regulatory proceedings commenced within one year of the sale, then we would reimburse the buyer for 50% of the amount by which the sale price is less than $15.0 million up to a maximum reimbursement of $4.0 million, and we would receive 50% of any excess of the sale price over the $15.0 million up to a maximum of $4.0 million. We believe that the likelihood of being required to make or receive payments pursuant to these provisions is remote, and therefore, we have not recorded an asset or liability. During the third quarter of 2003, we discontinued the operations of our Germanium-based business and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses in our Statements of Income (Loss) $890,000 for the three months ended August 31, 2002, $213,000 for the three months August 31, 2003, $2.0 million for the nine months ended August 31, 2002, and $1.3 million for the nine months ended August 31, 2003. In addition, during the third quarter of 2003, we recorded in Loss on Disposal of Discontinued Businesses a gain of $484,000, which is net of zero tax provision (benefit).

     At August 31, 2003, the remaining balance in Assets of Discontinued Operations was primarily accounts receivable, inventory, and property, plant, and equipment related to our Hillsdale U.K. Automotive operation and an insurance receivable related to an entity that was supposed to provide a source of Germanium for the sale of certain assets within our Germanium-based business. The balance in Liabilities of Discontinued Operations was primarily accounts payable and accrued liabilities related to our Hillsdale U.K. Automotive operation.

I.	ACCOUNTS RECEIVABLE ASSET-BACKED SECURITIZATION (QUALIFYING SPECIAL PURPOSE ENTITY)

     During the first quarter of 2002, we entered into an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our existing Receivables Loan Agreement with our wholly owned subsidiary, EaglePicher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our New Credit Agreement (as defined in Note P) or (b) January 2008.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our New Credit Agreement (as defined in Note P), we include the outstanding obligations of EPFC.

     In conjunction with the initial transaction during 2002, we sold $82.5 million of receivables to EPFC, and we incurred charges of $1.5 million, which were included in Interest Expense in the accompanying condensed consolidated statements of income (loss) for the nine-months ended August 31, 2002. We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2002 or August 31, 2003. We retain an interest in a portion of the receivables transferred, representing an over collateralization on the securitization. Our involvement with both this over collateralization interest and the transferred receivables is generally limited to the servicing performed. The carrying value of our interest in the receivables is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     At November 30, 2002, our interest in EPFC was $29.4 million and the revolving pool of receivables that we serviced totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $46.5 million. During the three months ended August 31, 2002, we sold $147.5 million of accounts receivable to EPFC, and during the same period, EPFC collected $145.0 million of cash that was reinvested in new securitizations. During the nine months ended August 31, 2002, we sold, outside of the initial sale, $422.0 million of accounts receivable to EPFC, and during the same period, EPFC collected $403.0 million of cash that was reinvested in new securitizations.

     As of August 31, 2003, we reduced the amount due to the financial institution by EPFC. Accordingly, our interest in EPFC was $66.5 million and the revolving pool of receivables that we serviced totaled $67.9 million. At August 31, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. During the three months ended August 31, 2003, we sold $132.4 million of accounts receivable to EPFC, and during the same period, EPFC collected $135.0 million of cash that was reinvested in new securitizations. During the nine months ended August 31, 2003, we sold $418.0 million of accounts receivable to EPFC, and during the same period, EPFC collected $405.9 million of cash that was reinvested in new securitizations. The effective interest rate for the nine month period ended August 31, 2003 in the securitization was approximately 2.58%.

J.       INSURANCE RELATED LOSSES (GAINS)

     In the second quarter of 2002, we recorded a provision of $3.1 million primarily related to a dispute with an insurance carrier over the coverage on a fire during 2001 at our Harrisonville, Missouri bulk pharmaceutical plant. During the third quarter of 2003, we recorded a $2.8 million gain related to the settlement of this claim.

     In the second quarter of 2003, we recorded a $5.7 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility.

K.       SHAREHOLDERS’ EQUITY (DEFICIT)

     During the second quarter of 2003, we sold to our controlling common shareholder, Granaria Holdings B.V., Bert Iedema, one of our directors and an executive officer of Granaria Holdings B.V., and two of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $903,000. In connection with this stock issuance, we reclassified the balance in our Treasury, or $7.2 million, to Additional Paid in Capital in our accompanying balance sheets.

L.       LEGAL MATTERS

     On January 25, 1996, Richard Darrell Peoples, a former employee, filed a lawsuit in the United States District Court for the Western District of Missouri claiming that we violated the federal False Claims Act based on alleged irregularities in testing procedures in connection with certain United States Government contracts. Mr. Peoples filed this lawsuit under a procedure which gives a private individual the right to file a lawsuit for a violation of a Federal statute and be awarded up to 30% of any recovery. The government has the right to intervene and take control of such a lawsuit. Following an extensive investigation, the United States Government declined the opportunity to intervene or take control of this suit. The allegations in the lawsuit are similar to allegations made by Mr. Peoples, and investigated by our outside counsel, prior to the filing of the lawsuit. Our outside counsel’s investigation found no evidence to support any of Mr. Peoples’ allegations, except for some inconsequential expense account matters. The case is in a discovery phase. Recently the court disqualified Mr. Peoples’ lawyer from the case after he read some of our attorney-client privileged documents that Mr. Peoples took from our lawyers’ offices without authorization. We intend to contest this suit vigorously and do not believe that the resolution of this lawsuit will have a material adverse effect on our financial condition, results of operations or cash flows.

     On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”) filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in the amount of approximately $20.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon has again appealed this decision to the District Court. We intend to contest this suit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations or cash flows.

     In March 2002, a purported class action on behalf of approximately 3,000 homeowners was filed in state court in Colorado against us and a company with a facility adjacent to our facility in Colorado Springs, Colorado seeking property damages, testing and remediation costs and punitive damages arising out of chlorinated solvents and nitrates in the groundwater alleged to arise out of activities at our facility and the adjacent facility. The case has been removed to federal court and there has been no decision whether to certify a class. In September 2002, as amended in May 2003, a trust purportedly the assignee of approximately 200 property owners filed suit against us and the same co-defendant in Colorado state court, which was subsequently removed to Federal District Court in Colorado. This lawsuit seeks unspecified damages to provide for remediation of the groundwater contamination as well as unspecified punitive damages. The owner of the adjacent facility, which is upgradient from our facility, is operating a remediation system aimed at chlorinated solvents in the groundwater originating from its facility under a compliance order on consent with the Colorado Department of Public Health and Environment (“CDPHE”). We are operating a remediation system for nitrates in the groundwater originating from our facility, also under a compliance order on consent with CDPHE. We do not believe that nitrates in groundwater materially affect any of the properties related to the plaintiffs in these lawsuits. Neither the United States Environmental Protection Agency nor the CDPHE has ever required us to undertake a cleanup for chlorinated solvents. We intend to contest these lawsuits vigorously and do not believe that these lawsuits will result in a material adverse effect on our financial position, results of operation or cash flows.

     In addition, we are involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of our business. In our opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect our financial position, results of operations or cash flows.

M.       BUSINESS SEGMENT INFORMATION

     The following data represents financial information about our reportable business segments for the three months and nine months ended August 31, 2002 and 2003. During 2002, we elected to modify our internal methodology of allocating certain expenses from the corporate segment to the operating segments. In the following tables, the financial information for the three and nine months ended August 31, 2002 has been restated to conform to the new presentation (in thousands of dollars).

	Three Months Ended August 31,		Nine Months Ended August 31,

	2002	2003	2002	2003

Net Sales
Hillsdale Division	$82,269	$74,660	$257,072	$239,597
Wolverine Division	21,196	22,957	58,552	66,864

Automotive	103,465	97,617	315,624	306,461

Power Group	27,768	38,047	75,568	104,187
Precision Products- divested July 17, 2002	832	—	3,435	—
Specialty Materials Group	10,915	9,386	33,526	29,534
Pharmaceutical Services (formerly ChemSyn)	3,097	1,407	10,278	6,690

Technologies	42,612	48,840	122,807	140,411

Filtration and Minerals	21,275	19,387	61,311	58,058

	$167,352	$165,844	$499,742	$504,930

Operating Income (Loss)
Automotive	$2,073	$4,252	$9,166	$16,165
Technologies	5,078	6,248	(3,425)	28,855
Filtration and Minerals	1,811	1,929	6,706	3,439
Divested Divisions	(161)	—	(6,131)	—
Corporate/Intersegment	(1,633)	805	(5,416)	(3,258)

	$7,168	$13,234	$900	$45,201

Depreciation and Amortization
Automotive	$10,982	$8,259	$31,512	$25,532
Technologies	3,232	3,802	9,914	6,885
Filtration and Minerals	1,327	1,276	4,075	3,802
Corporate	135	(569)	358	(1,421)

	$15,676	$12,768	$45,859	$34,798

N.       RELATED PARTY TRANSACTIONS

     On February 24, 1998 we entered into an advisory and consulting agreement with Granaria Holdings B.V., our controlling common stockholder, pursuant to which we pay Granaria Holdings B.V. (or such of its affiliates as it may direct) an annual management fee of $1.75 million. The agreement terminates on the earlier of February 24, 2008 or the end of the fiscal year in which Granaria Holdings B.V. and its affiliates, in the aggregate, beneficially owns less than 10% of our outstanding common stock.

     During 2002, we paid $800,000, which is included in Other Assets, in our balance sheets to a start-up technology manufacturing company for the exclusive right to manufacture the start-up company’s battery technology. During the third quarter of 2003, we converted this exclusive right to manufacture into a 6.0% interest in such start-up company. In addition, an entity affiliated with Granaria Holdings, B.V., our controlling common shareholder, invested $1,975,000 (including $75,000 from Mr. Bert Iedema, one of our directors) for a 14.8125% interest, and Thomas R. Pilholski, our Senior Vice President and Chief Financial Officer invested $200,000 for a 1.5% interest. In addition, John H. Weber, our President and Chief Executive Officer, invested $20,000 and David G. Krall, our Senior Vice President

and General Counsel, invested $5,000. Mr. Weber and Mr. Krall received less than 1% interest for their investments. In September 2003, we paid an additional $426,667 to this start-up technology manufacturing company for an incremental 2.7560% interest (our total interest in this entity is 8.7560%). Granaria Holdings B.V. through an affiliate invested an additional $1,053,333 for an incremental 6.8038% interest (including $36,744 from Mr. Iedema), and Mr. Pilholski invested an additional $106,667 for an incremental 0.6890% interest. Mr. Weber invested an additional $10,667 and Mr. Krall invested an additional $2,667. Mr. Weber and Mr. Krall continue to own less than 1%. We, the affiliates of Granaria Holdings B.V., and Messrs. Weber, Pilholski and Krall will also receive a priority distribution of 60% of the any cash distributed until they have received three times their total investment. In addition, Noel Longuemare, a director of our wholly-owned subsidiary, EaglePicher Technologies, LLC, holds a 4.2687% interest in this start-up company.

     Granaria Holdings, B.V., our controlling common shareholder, controls approximately 78% of our outstanding 11-3/4% Cumulative Redeemable Exchangeable Preferred Stock.

     On August 31, 2003, Bert Iedema, one of our directors and an executive officer of Granaria Holdings, B.V., our controlling common shareholder, purchased 5,000 shares of our common stock from one of our former officers.

     Certain of our directors and current and former officers have entered into a voting trust agreement with Granaria Holdings, B.V., our controlling common shareholder, pursuant to which Granaria Holdings B.V. is the voting trustee and holder of record of the shares of our common stock that are beneficially owned by these directors and officers. These directors and officers also have executed a shareholders agreement, which, among other things, contains transfer restrictions regarding the directors’ and officers’ ability to transfer their beneficial interests in our common stock.

O.       11.75% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

     We have outstanding 14,191 shares of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock. The Preferred Stock had an initial liquidation preference at February 24, 1998 of $5,637.70 per share which accreted during the first five years after issuance at 11.75% per annum, compounded semiannually, ultimately reaching $10,000 per share on March 1, 2003. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable in arrears, semiannually, at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The New Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the preferred stock. Our Board of Directors did not declare a cash dividend as of September 1, 2003. If we do not pay cash dividends on the preferred stock, then holders of the preferred stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our preferred stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the preferred stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest.

P.     LONG-TERM DEBT

     Long-term debt consisted of the following at November 30, 2002 and August 31, 2003 (in thousands of dollars):

	2002	2003

New Credit Agreement:
New revolving credit facility	$—	$—
New term loan	—	150,000
Former Credit Agreement:
Former revolving credit facility, paid off in August 2003	121,500	—
Former term loan, paid off in August 2003	16,925	—
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.9 million discount	—	248,013
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	10,500
Industrial Revenue Bonds, 1.8% to 2.2% interest, due 2005	15,300	15,300
Other	—	1,169

	373,725	424,982
Less: current portion	(18,625)	(3,200)

Long-term debt, net of current portion	$355,100	$421,782

     Aggregate maturities of long-term debt by each of our fiscal year ends are as follows at August 31, 2003 (in thousands of dollars):

2003	$2,175
2004	3,650
2005	13,650
2006	1,869
2007	1,500
Thereafter	402,138

$424,982

New Credit Agreement

     We have a syndicated senior secured loan facility (“New Credit Agreement”) providing an original term loan (“New Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“New Facility”). The New Facility and the New Term Loan bear interest, at our option, at a rate equal to (i) LIBOR plus 350 basis points or (ii) an Alternate Base Rate (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 250 basis points. Interest is generally payable quarterly on the New Facility and New Term Loan. We have entered into interest rate swap agreements to manage our variable interest rate exposure. The New Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.5% per annum for all issued letters of credit, and there is a commitment fee on the New Facility equal to 0.5% per annum of the unused portion of the New Facility. If we meet certain financial benchmarks, the interest rate spreads on the borrowing, the commitment fees and the fees for letters of credit may be reduced.

     The New Term Loan will mature upon the earlier of (i) August 7, 2009, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The New Facility will mature upon the earlier of (i) August 7, 2008, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Senior Subordinated Notes mature, and our Preferred Stock is scheduled for mandatory redemption on March 1, 2008.

     At August 31, 2003, we had $40.4 million in outstanding letters of credit under the New Facility, which together with borrowings of zero, made our available borrowing capacity of $84.6 million. However, due to various financial covenant limitations under the New Credit Agreement, we could only incur an additional $47.3 million of indebtedness at August 31, 2003.

     The New Credit Agreement is secured by our capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the New Credit Agreement is guaranteed by us and certain of our United States subsidiaries.

     The New Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form or invest in joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our New Credit Agreement, we include the outstanding obligations of EPFC, our off-balance sheet special purpose entity (see Note I, for a detailed discussion of EPFC). We are in compliance with all covenants at August 31, 2003.

     In addition to regularly scheduled payments on the New Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the New Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the New Credit Agreement.

Former Credit Agreement

     We had a syndicated senior secured loan facility (“Former Credit Agreement”) which provided for an original term loan (“Former Term Loan”) of $75.0 million, as amended, and a $220.0 million revolving credit facility (“Former Facility”). We paid off the Former Credit Agreement with the proceeds from our New Credit Agreement and Senior Unsecured Notes in August 2003. The Former Facility and the Former Term Loan bore interest, at our option, at LIBOR plus 275 basis points, or the bank’s prime rate plus 150 basis points. Interest was generally payable quarterly on the Former Facility and Former Term Loan. The Former Credit Agreement also contained certain fees.

Senior Unsecured Notes

     In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes, due 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in compliance with these covenants at August 31, 2003. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries (see “Subsidiary Guarantors and Non-Guarantors” below).

Senior Subordinated Notes

     Our Senior Subordinated Notes require semi-annual interest payments on September 1 and March 1. In connection with the issuance of the Senior Unsecured Notes in August 2003, as described above, we repurchased 95% of the outstanding senior subordinated notes at par and executed a supplemental indenture on our Senior Subordinated Notes which eliminated substantially all of the restrictive covenants in the Senior Subordinated Notes which remain outstanding. We continue to be required to make interest payments on the Senior Subordinated Notes and will be required to pay the remaining aggregate principal amount outstanding at maturity in 2008.

Industrial Revenue Bonds

     Our industrial revenue bonds require monthly interest payments at variable interest rates based on the market for similar issues and are secured by letters of credit issued under the New Facility described above.

Subsidiary Guarantors and Non-Guarantors

     Our Senior Unsecured Notes and Senior Subordinated Notes were issued by our wholly owned subsidiary, EaglePicher Incorporated (“EPI”), and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly-owned United States subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI is subject to restrictions on the payment of dividends under the terms of both the New Credit Agreement and the Senior Unsecured Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries. We only accrue interest income and expense on intercompany loans once a year in our fourth fiscal quarter.

     As part of executing the supplemental indenture to the Senior Subordinated Notes, as described above, we removed all reporting obligations to those note holders. Accordingly, effective with the issuance of our August 31, 2003 financial statements, we have only included supplemental guarantor and non-guarantor financial statements for Subsidiary Guarantors of the Senior Unsecured Notes. Therefore, the enclosed supplemental condensed combining financial statements may not be comparable from one period to the next. There are only minor differences between the presentation of these two sets of guarantor and non-guarantor financial statements.

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF NOVEMBER 30, 2002
(in thousands of dollars)

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$27,694	$1	$(4,895)	$7,902	$820	$31,522
Receivables and retained interest, net	2,535	—	29,978	16,866	—	49,379
Costs and estimated earnings in excess of billings	—	—	16,942	—	—	16,942
Intercompany accounts receivable	1,997	—	6,228	2,037	(10,262)	—
Inventories	3,957	—	34,480	12,683	(1,916)	49,204
Assets of discontinued operations	643	—	18,925	9,331	—	28,899
Prepaid expenses and other assets	7,840	—	4,681	4,456	(1,614)	15,363
Deferred income taxes	10,798	—	—	—	—	10,798

	55,464	1	106,339	53,275	(12,972)	202,107
Property, Plant and Equipment, net	24,016	—	125,575	24,067	—	173,658
Investment in Subsidiaries	239,864	58,509	18,286	—	(316,659)	—
Goodwill	37,339	—	112,286	13,154	(3,139)	159,640
Prepaid Pension	54,796	—	—	—	—	54,796
Other Assets, net	14,296	(8,091)	17,078	11,070	(11,513)	22,840

	$425,775	$50,419	$379,564	$101,566	$(344,283)	$613,041

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$15,398	$—	$52,708	$14,252	$820	$83,178
Intercompany accounts payable	3,171	—	5,887	1,184	(10,242)	—
Current portion of long-term debt	18,625	—	—	—	—	18,625
Liabilities of discontinued operations	—	—	888	3,417	—	4,305
Other accrued liabilities	46,313	—	24,683	3,879	—	74,875

	83,507	—	84,166	22,732	(9,422)	180,983
Long-term Debt, net of current portion	355,100	—	—	11,491	(11,491)	355,100
Postretirement Benefits Other Than Pensions	17,635	—	—	—	—	17,635
Other Long-term Liabilities	8,687	—	—	216	25	8,928

	464,929	—	84,166	34,439	(20,888)	562,646
Intercompany Accounts	(282,707)	24	267,578	25,925	(10,820)	—
Preferred Stock	—	137,973	—	—	—	137,973
Shareholders’ Equity (Deficit)	243,553	(87,578)	27,820	41,202	(312,575)	(87,578)

	$425,775	$50,419	$379,564	$101,566	$(344,283)	$613,041

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF AUGUST 31, 2003
(in thousands of dollars)

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

ASSETS
Current Assets:
Cash and cash equivalents	$10,836	$1	$487	$12,657	$—	$23,981
Receivables and retained interest, net	5,421	—	64,987	22,115	—	92,523
Insurance claim receivable	—	—	5,198	—	—	5,198
Costs and estimated earnings in excess of billings	—	—	20,206	5,780	—	25,986
Intercompany accounts receivable	1,859	—	7,141	634	(9,634)	—
Inventories	5,298	—	39,095	11,949	(2,188)	54,154
Assets of discontinued operations	182	—	4,080	4,915	—	9,177
Prepaid expenses and other assets	1,169	—	4,891	3,606	—	9,666
Deferred income taxes	10,798	—	—	—	—	10,798

	35,563	1	146,085	61,656	(11,822)	231,483
Property, Plant and Equipment, net	22,288	—	107,033	25,095	—	154,416
Investment in Subsidiaries	273,910	63,191	23,246	(134)	(360,213)	—
Goodwill	37,339	—	112,286	13,154	(3,139)	159,640
Prepaid Pension	55,609	—	—	—	—	55,609
Other Assets, net	11,219	2,620	22,097	34,376	(43,703)	26,609

	$435,928	$65,812	$410,747	$134,147	$(418,877)	$627,757

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,967	$—	$39,550	$9,006	$—	$60,523
Intercompany accounts payable	—	—	626	9,011	(9,637)	—
Current portion of long-term debt	3,200	—	—	—	—	3,200
Liabilities of discontinued operations	—	—	—		—	—
Other accrued liabilities	26,265	—	18,062	8,813	—	53,140

	41,432	—	58,238	26,830	(9,637)	116,863
Long-term Debt, net of current portion	434,522	—	785	12,938	(26,463)	421,782
Postretirement Benefits Other Than Pensions	17,402	—	—		—	17,402
Other Long-term Liabilities	9,220	—	—	1,432	—	10,652

	502,576	—	59,023	41,200	(36,100)	566,699
Intercompany Accounts	(318,653)	10,789	287,913	46,599	(26,648)	—
Preferred Stock	—	150,247	—	—	—	150,247
Shareholders’ Equity (Deficit)	252,005	(95,224)	63,811	46,348	(356,129)	(89,189)

	$435,928	$65,812	$410,747	$134,147	$(418,877)	$627,757

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED AUGUST 31, 2002
(in thousands of dollars)

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$13,492	$—	$133,079	$20,781	$—	$167,352
Intercompany	4,914	—	4,108	—	(9,022)	—

	18,406	—	137,187	20,781	(9,022)	167,352

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	10,907	—	111,535	16,681	(9,022)	130,101
Selling and administrative	5,976	—	6,595	1,575	100	14,246
Intercompany charges	(3,064)	—	2,660	504	(100)	—
Depreciation and amortization	1,593	—	9,195	1,042	—	11,830
Goodwill amortization	934	—	2,665	247	—	3,846
Other	161	—	—	—	—	161

	16,507	—	132,650	20,049	(9,022)	160,184

Operating Income (Loss)	1,899	—	4,537	732	—	7,168
Other Income (Expense):
Interest (expense) income	(8,610)	—	—	—	—	(8,610)
Other income (expense), net	701	—	(176)	307	(419)	413
Equity in earnings (losses) of consolidated subsidiaries	701	(3,571)	436	—	2,434	—

Income (Loss) from Continuing Operations Before Taxes	(5,309)	(3,571)	4,797	1,039	2,015	(1,029)
Income Taxes	—	—	—	750	—	750

Income (Loss) from Continuing Operations	(5,309)	(3,571)	4,797	289	2,015	(1,779)
Discontinued Operations	—	—	(890)	(902)	—	(1,792)

Net Income (Loss)	$(5,309)	$(3,571)	$3,907	$(613)	$2,015	$(3,571)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED AUGUST 31, 2003
(in thousands of dollars)

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$13,680	$—	$120,681	$31,483	$—	$165,844
Intercompany	4,495	—	4,242	754	(9,491)	—

	18,175	—	124,923	32,237	(9,491)	165,844

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	11,139	—	99,968	25,867	(9,973)	127,001
Selling and administrative	4,829	1	9,141	1,644	—	15,615
Intercompany charges	(1,516)	—	1,463	53	—	—
Insurance related losses (gains)	—	—	(2,774)	—	—	(2,774)
Depreciation and amortization	617	—	10,730	1,421	—	12,768

	15,069	1	118,528	28,985	(9,973)	152,610

Operating Income (Loss)	3,106	(1)	6,395	3,252	482	13,234
Other Income (Expense):
Interest (expense) income	(9,199)	(50)	—	—	—	(9,249)
Other income (expense), net	(881)	—	116	165	—	(600)
Write-off of deferred financing fees	(6,327)	—	—	—	—	(6,327)
Equity in earnings (losses) of consolidated subsidiaries	32,575	(4,175)	3,787	(134)	(32,053)	—

Income (Loss) from Continuing Operations Before Taxes	19,274	(4,226)	10,298	3,283	(31,571)	(2,942)
Income Taxes	(191)	—	—	(613)	—	(804)

Income (Loss) From Continuing Operations	19,083	(4,226)	10,298	2,670	(31,571)	(3,746)
Discontinued Operations	—	—	271	(751)	—	(480)

Net Income (Loss)	$19,083	$(4,226)	$10,569	$1,919	$(31,571)	$(4,226)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
NINE MONTHS ENDED AUGUST 31, 2002
(in thousands of dollars)

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$38,192	$—	$405,115	$56,435	$—	$499,742
Intercompany	12,524	—	10,465	4	(22,993)	—

	50,716	—	415,580	56,439	(22,993)	499,742

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	29,559	—	338,697	45,067	(22,993)	390,330
Selling and administrative	20,609	2	25,053	4,760	—	50,424
Intercompany charges	(8,924)	—	7,642	1,282	—	—
Depreciation and amortization	3,505	—	28,518	2,298	—	34,321
Goodwill amortization	2,802	—	7,995	741	—	11,538
Other	4,807	—	7,422	—	—	12,229

	52,358	2	415,327	54,148	(22,993)	498,842

Operating Income (Loss)	(1,642)	(2)	253	2,291	—	900
Other Income (Expense):
Interest (expense) income	(28,596)	—	—	—	—	(28,596)
Other income (expense), net	1,462	—	628	618	(1,377)	1,331
Equity in earnings (losses) of consolidated subsidiaries	(28,553)	(31,744)	1,604	—	58,693	—

Income (Loss) from Continuing Operations Before Taxes	(57,329)	(31,746)	2,485	2,909	57,316	(26,365)
Income Taxes	—	—	(12)	(1,943)	—	(1,955)

Income (Loss) from Continuing Operations	(57,329)	(31,746)	2,473	966	57,316	(28,320)
Discontinued Operations	—	—	(2,052)	(1,374)	—	(3,426)

Net Income (Loss)	$(57,329)	$(31,746)	$421	$(408)	$57,316	$(31,746)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
NINE MONTHS ENDED AUGUST 31, 2003
(in thousands of dollars)

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

Net Sales:
Customers	$40,606	$—	$379,494	$84,830	$—	$504,930
Intercompany	15,351	—	12,656	2,095	(30,102)	—

	55,957	—	392,150	86,925	(30,102)	504,930

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	34,788	—	312,236	70,683	(30,102)	387,605
Selling and administrative	17,989	4	22,828	5,015	—	45,836
Intercompany charges	(4,969)	—	4,796	173	—	—
Insurance related gains	724	—	(9,234)	—	—	(8,510)
Depreciation and amortization	2,094		28,748	3,956	—	34,798

	50,626	4	359,374	79,827	(30,102)	459,729

Operating Income (Loss)	5,331	(4)	32,776	7,098	—	45,201
Other Income (Expense):
Interest (expense) income	(25,891)	(50)	—	—	—	(25,941)
Other income (expense), net	(1,619)	—	1,064	28	—	(527)
Write-off of Deferred Financing Fees	(6,327)	—	—	—	—	(6,327)
Equity in earnings (losses) of consolidated subsidiaries	34,046	4,682	4,960	(134)	(43,554)	—

Income (Loss) from Continuing Operations Before Taxes	5,540	4,628	38,800	6,992	(43,554)	12,406
Income Taxes	(399)	—	(46)	(2,405)	—	(2,850)

Income (Loss) From Continuing Operations	5,141	4,628	38,754	4,587	(43,554)	9,556
Discontinued Operations	—	—	(768)	(4,160)	—	(4,928)

Net Income (Loss)	$5,141	$4,628	$37,986	$427	$(43,554)	$4,628

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 2002
(in thousands of dollars)

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(57,329)	$(31,746)	$421	$(408)	$57,316	$(31,746)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	28,553	31,744	(1,604)	—	(58,693)	—
Depreciation and amortization	8,660	—	36,075	3,123	—	47,858
Loss from divestitures	3,325	—	2,806	—	—	6,131
Deferred income taxes	811	—	—	—	—	811
Insurance related loss	—	—	3,100	—	—	3,100
Changes in assets and liabilities, net of effect of non-cash items	23,119	161	53,261	(8,463)	(47,834)	20,244

	7,139	159	94,059	(5,748)	(49,211)	46,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(894)	—	(9,988)	(941)	—	(11,823)
Other	639	—	—	—	—	639

	(255)	—	(9,988)	(941)	—	(11,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(22,770)	—	—	(12)	—	(22,782)
Net borrowings (repayments) under revolving credit agreements	(40,750)	—	—	—	—	(40,750)
Acquisition of treasury stock	—	(159)	—	—	—	(159)

	(63,520)	(159)	—	(12)	—	(63,691)

Net Cash (Used In) Provided by Discontinued Operations	6,100	—	8,188	83	—	14,371

Effect of exchange rates on cash	—	—	—	2,061	—	2,061

Net increase (decrease) in cash and cash equivalents	(50,536)	—	92,259	(4,557)	(49,211)	(12,045)
Intercompany accounts	41,289	—	(92,124)	1,691	49,144	—
Cash and cash equivalents, beginning of period	17,145	1	471	6,936	67	24,620

Cash and cash equivalents, end of period	$7,898	$1	$606	$4,070	$—	$12,575

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 2003
(in thousands of dollars)

		Guarantors

		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,141	$4,628	$37,986	$427	$(43,554)	$4,628
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(34,046)	(4,682)	(4,960)	134	43,554	—
Depreciation and amortization	4,380	—	28,748	3,956	—	37,084
Provision for discontinued operations	—	—	(484)	3,729	—	3,245
Insurance related gain	—	—	(3,312)	—	—	(3,312)
Write-off of Deferred Financing Costs	6,327	—	—	—	—	6,327
Changes in assets and liabilities, net of effect of non-cash items	(21,504)	(10,711)	(75,956)	(22,617)	27,010	(103,778)

	(39,702)	(10,765)	(17,978)	(14,371)	27,010	(55,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,815)	—	(5,638)	(3,305)	—	(10,758)
Proceeds from sale of property and equipment	—	—	1,068	—	—	1,068

	(1,815)	—	(4,570)	(3,305)	—	(9,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(226,425)	—	—	—	—	(226,425)
Net borrowings (repayments) under revolving credit agreements	(121,500)	—	—	—	—	(121,500)
Proceeds from the New Credit Agreement and issuance of Senior Unsecured Notes	398,000	—	—	—	—	398,000
Payment of deferred financing costs	(9,708)	—	—	—	—	(9,708)
Proceeds from issuance of treasury stock	—	903	—	—	—	903

	40,367	903	—	—	—	41,270

Net cash used in discontinued operations	—	—	14,835	(874)	—	13,961

Effect of exchange rates on cash	—	—	—	2,724	—	2,724

Net increase (decrease) in cash and cash equivalents	(1,150)	(9,862)	(7,713)	(15,826)	27,010	(7,541)
Intercompany accounts	(15,708)	9,862	13,095	20,581	(27,830)	—
Cash and cash equivalents, beginning of period	27,694	1	(4,895)	7,902	820	31,522

Cash and cash equivalents, end of period	$10,836	$1	$487	$12,657	$—	$23,981

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that our critical accounting policies, which involve a higher degree of judgments, estimates and complexity, are as follows:

     Environmental Reserves

     We are subject to extensive and evolving Federal, state and local environmental laws and regulations. Compliance with such laws and regulations can be costly. Governmental authorities may enforce these laws and regulations with a variety of enforcement measures, including monetary penalties and remediation requirements. We have policies and procedures in place to ensure that our operations are conducted in compliance with such laws and regulations and with a commitment to the protection of the environment.

     We are involved in various stages of investigation and remediation related to environmental remediation projects at a number of sites as a result of past and present operations, including currently-owned and formerly-owned plants. Also, we have received notice that we may have liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as a potentially responsible party at a number of sites (“Superfund Sites”).

     The ultimate cost of site remediation is difficult to predict given the uncertainties regarding the extent of the required remediation, the interpretation of applicable laws and regulations and alternative remediation methods. Based on our experience with environmental remediation matters, we have accrued reserves for our best estimate of remediation costs, and we do not believe that remediation activities will have a material adverse impact on our financial condition, results of operations or cash flows. In addition, in the course of our bankruptcy described in Item 3 of our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, we obtained an agreement with the U.S. Environmental Protection Agency and the states of Arizona, Michigan and Oklahoma whereby we are limited in our responsibility for environmental sites not owned by us that allegedly arise from pre-bankruptcy activities. We retain all of our defenses, legal or factual, at such sites. However, if we are found liable at any of these sites, we would only be required to pay as if such claims had been resolved in our bankruptcy and therefore our liability is paid at approximately 37%.

     As of November 30, 2002, we had $17.7 million accrued primarily for sold divisions or businesses related to legal and environmental remediation matters, and $2.4 million recorded in other accrued liabilities related to environmental remediation matters for our on-going businesses. As of August 31, 2003, we had $10.5 million accrued primarily for sold divisions or businesses related to legal and environmental remediation matters, and $1.7 million recorded in other accrued liabilities related to environmental remediation matters for our on-going businesses. We believe such reserves to be adequate under the current circumstances.

     Impairment of Long-Lived Assets, including Goodwill

     We review for impairment the carrying value of our long-lived assets held for use and assets to be disposed of. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair value. Effective December 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this new accounting standard, we no longer amortize our goodwill and we are required to complete an annual impairment test. We have determined that we have six reporting units, as defined in SFAS No. 142, within our three reportable business segments. We have completed our initial impairment test required by this accounting standard and have determined there was no impairment charge related to the adoption of this accounting standard on December 1, 2002. These impairment tests require us to forecast our future cash flows, which require significant judgment. As of November 30, 2002 and August 31, 2003, we had recorded $159.6 million of goodwill. In addition as of November 30, 2002, we had recorded $173.7 million of property, plant, and equipment, net (our primary long-lived asset), and as of August 31, 2003 we had recorded $154.4 million of property, plant, and equipment, net.

     Revenue Recognition

     We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is reasonably assured. These conditions are met at the time we ship our products to our customers. Net Sales and Cost of Products Sold include transportation costs. For certain products sold under fixed-price contracts and subcontracts with various United States Government agencies and aerospace and defense contractors, we utilize the percentage-of-completion method of accounting. When we use the percentage-of-completion method, we measure our percent complete based on total costs incurred to date as compared to our best estimate of total costs to be incurred.

     Under the percentage-of-completion method, contract costs include direct material, labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling and administrative expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes to job performance, job conditions, and estimated profitability may result in revisions to contract revenue and costs and are recognized in the period in which the revisions are made. We provided for estimated losses on uncompleted contracts of $0.5 million at November 30, 2002 and $0.4 million at August 31, 2003. The percentage of completion method requires a higher degree of judgment and use of estimates than other revenue recognition methods. The primary judgments and estimates involved include our ability to accurately estimate the contracts’ percent complete and the reasonableness of the estimated costs to complete as of each financial reporting period.

     Pension and Postretirement Benefit Plan Assumptions

     We sponsor pension plans covering substantially all employees who meet certain eligibility requirements. We also sponsor postretirement benefit plans that make health care and life insurance benefits available for certain employees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include key assumptions, such as discount rate, expected return on plan assets, rate of increase of health care costs and rate of future compensation increases. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension or postretirement benefits expenses we have recorded or may record in the future. Assuming a constant employee base, the most important estimate associated with our post retirement plan is the assumed health care cost trend rate. As of November 30, 2002, a 100 basis point increase in this estimate would increase the annual expense by approximately $0.2 million. A similar analysis for the expense associated with our pension plans is more difficult due to the variety of assumptions, plan types and regulatory requirements for these plans around the world. However, for example, our United States plans, which represent approximately 90% of the consolidated projected benefit obligation at November 30, 2002, a 25 basis point change in the discount rate, would change the annual pension expense by approximately $0.8 million, and the annual post-retirement expense by approximately $0.1 million. Additionally, a 25 basis point change in the expected return on plan assets would change the annual pension expense by approximately $0.6 million.

     We are currently evaluating our assumptions regarding discount rates and rates of investment return to be used to determine the funded status of our pension plans as of November 30, 2003 and the related pension expense for 2004. Based on the significant decline in interest rates since November 2002, our discount rate, used to calculate the present value of pension liabilities, will decrease from 6.95% at November 30, 2002 to a currently estimated range of 6.00% to 6.25% as of November 30, 2003. This decrease in discount rates will increase our pension benefit obligation amounts as of November 30, 2003 and may result in the plan being underfunded, as opposed to our overfunded position as of November 30, 2002.

     If the plan is determined to be underfunded by any amount, we will be required to write-off approximately 95%

of our intangible prepaid pension asset of $55.6 million as of August 31, 2003 by a non-cash charge to other comprehensive income (“OCI”), resulting in an increased deficit in our stockholders’ equity. There is also a potential that we may need to record a non-cash charge to OCI to establish a pension liability for the underfunded amount. In addition, at the recommendation of our actuary, we are considering whether to adopt a more recently issued actuarial mortality table, which would also have the impact of increasing our unfunded liability by approximately $13.0 million.

     The write-off to OCI of the prepaid pension asset, the accrual for the unfunded liability, and the accrual for the potential additional liability relating to the new mortality table are all non-cash items that are required under United States generally accepted accounting principles (“GAAP”). The accounting treatment under GAAP is different from the funding requirements mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Accordingly, we do not expect these non-cash charges to OCI to impact the need for potential cash contributions to our pension plans for the next several years. Under the pension funding assumptions currently being evaluated, we do not anticipate a requirement for any cash contributions during the next several years. However, at our discretion, we may make voluntary contributions from time to time, based on our cash position and overall financial status, and the potential to further strengthen the funded status of the plans over the long term.

     Deferred Stripping Costs

     In our Filtration and Minerals Segment, we generally charge our mining costs to Cost of Products Sold as sales occur. However, we defer and amortize certain mining costs on a units-of-production basis over the estimated life of the particular section of a mine, based on estimated recoverable cubic yards of ore in that section. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however industry practice does vary. By deferring stripping costs, we match the costs of production when the sale of diatomaceous earth occurs with an appropriate amount of waste removal cost. If we were to expense deferred stripping costs as incurred, there could be greater volatility in our period-to-period operating results. Deferred stripping costs are included in Other Assets, net in our accompanying balance sheets and totaled $3.7 million at November 30, 2002 and $5.8 million at August 31, 2003.

     Legal Contingencies

     We are a defendant in various litigation and regulatory matters, certain of which are discussed in Notes H and L to the condensed consolidated financial statements in Item 1 of this report. As required by SFAS No. 5, we determine whether an estimated loss from a loss contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. We develop our views on estimated losses in consultation with outside counsel and environmental experts handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies.

     Estimates Used Relating to Restructuring, Divestitures and Asset Impairments

     Over the last several years we have engaged in significant restructuring actions and divestitures, which have required us to develop formalized plans as they relate to exit activities. These plans have required us to utilize significant estimates related to salvage values of assets that were made redundant or obsolete. In addition, we have had to record estimated expenses for severance and other employee separation costs, lease cancellation and other exit costs. Given the significance and the timing of the execution of such actions, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As we continue to evaluate the business, there may be supplemental charges for new plan initiatives as well as changes in estimates to amounts previously recorded as payments are made or actions are completed.

     Income Taxes and Tax Valuation Allowances

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions, as we have in the United States, or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

     Risk Management Activities

     We are exposed to market risk including changes in interest rates, currency exchange rates and commodity prices. We use derivative instruments to manage our interest rate and foreign currency exposures. We do not use derivative instruments for speculative or trading purposes. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. Accounting for derivative instruments is complex, as evidenced by the significant interpretations of the primary accounting standard, and continues to evolve. As of November 30, 2002 we had a notional amount of $13.5 million and at August 31, 2003 we had a notional amount of $15.6 million of foreign forward exchange contracts. In addition, at November 30, 2002 and August 31, 2003, we had notional amounts of $90.0 million of interest rate swap contracts to hedge our interest rate risks. The impact of a 1.0% increase in interest rates would result in additional interest expense of approximately $0.7 million on an annual basis.

     Other Significant Accounting Policies

     Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. See Note B to the consolidated financial statements, Summary of Significant Accounting Policies, included in our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, which discusses accounting policies that must be selected by us when there are acceptable alternatives.

Results of Operations

     The following summary financial information about our industry segment data is presented to gain a better understanding of the narrative discussion below about our business segments. See Note O in our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003, for additional financial information by segment.

     As discussed in Note Q to our financial statements for the year ended November 30, 2002, the accompanying 2002 financial information has been restated to reflect the appropriate adoption of EITF 00-10 which resulted in an increase to Net Sales and Cost of Products Sold for transportation costs billed to our customers. This restatement had no impact on operating income, net income or cash flows. The following discussion and analysis gives effect to the restatement.

     As discussed in Note H to the condensed consolidated financial statements in Item 1 of this report, the accompanying 2002 financial statements have been restated to reflect our Hillsdale U.K. Automotive operation and certain operations of our Germanium-based business in our Technologies Segment as discontinued businesses. The following discussion and analysis gives effect to the restatement (in thousands of dollars).

	Three Months Ended August 31,

	2002	2003	Variance	%

Net Sales
Hillsdale Division	$82,269	$74,660	$(7,609)	(9.3)
Wolverine Division	21,196	22,957	1,761	8.3

Automotive	103,465	97,617	(5,848)	(5.7)

Power Group	27,768	38,047	10,279	37.0
Precision Products- divested July 17, 2002	832	—	(832)	(100.0)
Specialty Materials Group	10,915	9,386	(1,529)	(14.0)
Pharmaceutical Services (formerly ChemSyn)	3,097	1,407	(1,690)	(54.6)

Technologies	42,612	48,840	6,228	14.6

Filtration and Minerals	21,275	19,387	(1,888)	(8.9)

	$167,352	$165,844	$(1,508)	(0.9)

Operating Income (Loss)
Automotive	$2,073	$4,252	$2,179	105.1
Technologies	5,078	6,248	1,170	23.0
Filtration and Minerals	1,811	1,929	118	6.5
Divested Divisions	(161)	—	161	N/A
Corporate/Intersegment	(1,633)	805	2,438	N/A

	$7,168	$13,234	$6,066	84.6

	Nine Months Ended August 31,

	2002	2003	Variance	%

Net Sales
Hillsdale Division	$257,072	$239,597	$(17,475)	(6.8)
Wolverine Division	58,552	66,864	8,312	14.2

Automotive	315,624	306,461	(9,163)	(2.9)

Power Group	75,568	104,187	28,619	37.9
Precision Products- divested July 17, 2002	3,435	—	(3,435)	(100.0)
Specialty Materials Group	33,526	29,534	(3,992)	(11.9)
Pharmaceutical Services (formerly ChemSyn)	10,278	6,690	(3,588)	(34.9)

Technologies	122,807	140,411	17,604	14.3

Filtration and Minerals	61,311	58,058	(3,253)	(5.3)

	$499,742	$504,930	$5,188	1.0

Operating Income (Loss)
Automotive	$9,166	$16,165	$6,999	76.4
Technologies	(3,425)	28,855	32,280	N/A
Filtration and Minerals	6,706	3,439	(3,267)	(48.7)
Divested Divisions	(6,131)	—	6,131	N/A
Corporate/Intersegment	(5,416)	(3,258)	2,158	39.8

	$900	$45,201	$44,301	4,922.3

     Automotive Segment

     Sales in our Automotive Segment decreased $5.8 million, or 5.7%, from $103.5 million in the third quarter of 2002 to $97.6 million in the third quarter of 2003, and decreased $9.1 million, or 2.9%, from $315.6 million in the first nine months of 2002 to $306.5 million in the first nine months of 2003.

     In the third quarter of 2003, our Wolverine division’s sales increased $1.8 million, or 8.3%, and in the first nine months of 2003, they increased $8.3 million, or 14.2%. These increases are due to year over year volume increases (1.4% in the third quarter of 2003 and 7.0% in the first nine months of 2003) despite lower overall North American automotive production levels and favorable foreign currency as a result of the strengthening of the Euro. Approximately 38% of our Wolverine division’s sales are European. These volume increases in the third quarter were driven by increased gasket material sales and new programs with original equipment manufacturers. The volume increases in the nine-month period were driven by increased gasket material sales, the penetration of the aftermarket and small engine markets, and new programs with original equipment manufacturers.

     Offsetting our Wolverine division’s sales increase was a decrease in our Hillsdale division’s sales during the third quarter of 2003 of $7.6 million, or 9.3%, and a decrease in the first nine months of 2003 of $17.5 million, or 6.8%. The lower Hillsdale sales are attributed to the decrease in overall North American light vehicle production levels in 2003 and the phase-out of three programs. The decision to not select Hillsdale on the successor platforms for these three programs was made well before the current management team joined in 2002.

     The overall North American light vehicle production levels are estimated to have decreased approximately 4% in both the third quarter and first nine months of 2003. The sales decreases for the three program phase-outs were $2.6 million during the third quarter of 2003 and $9.6 million in the first nine months of 2003 for a Ford Motor Company transmission pump, $2.3 million during the third quarter of 2003 and $8.6 million in the first nine months of 2003 for a General Motors connecting rod program, and $2.8 million during the third quarter of 2003 and $9.0 million in the first nine months of 2003 for an Acura knuckle program. In total, these three programs resulted in decreased sales of $7.7 million during the third quarter of 2003 (9.4% of net sales) and $27.2 million in the first nine months of 2003 (10.6% of net sales). Partially offsetting the above program losses were $3.3 million of new program sales in the third quarter of 2003 and $10.1 million in the first nine months of 2003, primarily related to a new technology transmission filter program ($1.5 million in the third quarter of 2003 and $4.4 million in the first nine months of 2003) and a Mitsubishi knuckle program ($0.8 million in the third quarter of 2003 and $3.2 million in the first nine months of 2003).

     Hillsdale’s favorable customer/platform mix compared to the industry composite sales performance also contributed to partially offsetting the approximate 4% overall North American light vehicle production decreases. Approximately 35% of Hillsdale sales are to U.S. operations of Japanese automakers and 18% are related to General Motors light trucks and SUVs, which continue to outperform the overall industry growth rate.

     Operating income increased $2.2 million, or 105.1%, from $2.1 million in the third quarter of 2002 to $4.3 million in the third quarter of 2003, and increased $7.0 million, or 76.4%, from $9.2 million in the first nine months of 2002 to $16.2 million in the first nine months of 2003. In the third quarter of 2003, this improved performance was primarily due to the following favorable/(unfavorable) items:

a.	$2.5 million reduction in costs due to productivity improvements;

b.	($0.5) million in price decreases;

c.	($0.5) million decrease in margin related to reduced volumes discussed above, partially offset by favorable sales mix and favorable foreign currency as a result of the strengthening of the Euro;

d.	($1.1) million of increased costs related to the power outage affecting the Midwest and East Coast of the United States in August 2003, a supplier related quality issue, and start-up costs on a new Visteon program;

e.	$2.0 million reduction in goodwill amortization expense in 2003 compared to 2002 (due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which no longer requires the amortization of goodwill);

f.	($0.2) million of higher operating costs, primarily higher energy and wage and benefits expenses at our unionized facilities, partially offset by lower depreciation.

     In the first nine months of 2003, the $7.0 million improvement in operating income was primarily due to the following favorable/(unfavorable) items:

a.	$6.9 million reduction in costs due to productivity and cost improvements;

b.	($2.2) million in price decreases;

c.	($0.4) decrease in margin associated with the volume changes discussed above, partially offset by favorable sales mix and favorable foreign currency as a result of the strengthening of the Euro;

d.	($1.6) million of increased costs related to the power outage affecting the Midwest and East Coast of the United States in August 2003, a supplier related quality issue, and start-up costs on a new Visteon program;

e.	$6.0 million reduction in goodwill amortization expense in 2003 compared to 2002 (due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which no longer requires the amortization of goodwill);

f.	($1.7) million in higher operating costs, primarily related to higher energy, and wage and benefits expenses at our unionized facilities.

     Technologies Segment

     Sales in our Technologies Segment increased $6.2 million, or 14.6%, from $42.6 million in the third quarter of 2002 to $48.8 million in the third quarter of 2003, and increased $17.6 million, or 14.3%, from $122.8 million in the first nine months of 2003 to $140.4 million in the first nine months of 2003. Excluding sales from our Precision Products business, which we divested in July 2002, this segment’s sales increased $7.1 million, or 16.9%, in the third quarter of 2003, and increased $21.0 million, or 17.6%, in the first nine months of 2003.

     Sales in the Power Group increased $10.3 million, or 37.0%, in the third quarter of 2003, and $28.6 million, or 37.9%, in the first nine months of 2003. The increase in our Power Group sales is primarily related to new contracts, improved pricing, and increased defense spending. Particularly strong growth in both the third quarter of 2003 and the first nine months of 2003 were in batteries sales to Boeing Corporation, the CECOM (Communications Electronic Command) mobile communications program, and customer funded product development contracts.

     Partially offsetting the strong increase in our Power Group sales were declines in our Specialty Materials Group and our Pharmaceutical Services businesses. In our Specialty Materials Group, sales decreased $1.5 million, or 14.0%, in the third quarter of 2003 and $4.0 million, or 11.9%, in the first nine months of 2003 due to decreases in boron sales, which are generally larger value orders that are not consistent in timing. In our Pharmaceutical Services business, sales decreased $1.7 million, or 54.6%, in the third quarter of 2003, and $3.6 million, or 34.9%, in the first nine months of 2003. A fire in third quarter of 2001 disrupted operations at our primary pharmaceutical facility and resulted in customer concerns as to the potential impact on quality and sourcing capability. This led to the non-renewal of some contracts and general softening in orders due to customer concerns. Recently, a Federal Drug Administration (“FDA”) quality audit was successfully completed with very favorable results, which have been communicated to our customers. We have recently seen new orders being placed by customers that were lost after the disruptive impact of the fire.

     Operating income increased $1.2 million, or 23.0%, from $5.1 million in the third quarter of 2002 to $6.2 million in the third quarter of 2003. In addition, operating income improved $32.3 million to income of $28.9 million in the first nine months of 2003 from a loss of $3.4 million in the first nine months of 2002.

     Included in the 2002 amounts were the following unusual items, which impact the comparability of the 2002 and 2003 operating income by ($1.1) million for the third quarter of 2003 and $12.0 million for the first nine months of 2003.

a.	$5.7 million of legal expenses and legal settlement charges recorded in the first six months of 2002 in Selling and Administrative expenses as described in Item 3 of our Form 10-K for the year ended November 30, 2002;

b.	$3.1 million loss for an insurance receivable recorded in the second quarter of 2002 primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant;

c.	$5.5 million charge in restructuring expense recorded in the second quarter of 2002 associated with our decision to exit our Gallium-based specialty material business due to continued soft demand from customers in the telecommunications and semi-conductor markets. The $5.5 million restructuring charge included an inventory write-down of $2.9 million, representing the estimated loss incurred from the liquidation of current inventory. An additional $2.4 million was recorded in other accrued liabilities primarily related to the estimated loss of inventory to be purchased under a firm purchase commitment. Finally, a $0.2 million asset impairment charge was recorded against property, plant and equipment;

d.	$0.4 million of officer severance compensation during the third quarter of 2002 included in Selling and Administrative expense;

e.	$1.2 million of income recorded in the second quarter of 2002 related to the reversal of a portion of our fourth quarter 2001 Restructuring expense for severance payments made by our pension plan; and

f.	$1.5 million of income from an inventory adjustment during the third quarter of 2002 to adjust inventory values to equal actual physical counts.

     Included in the 2003 amounts were the following unusual items, which impact the comparability of the 2002 and 2003 operating income by $0.4 million for the third quarter of 2003 and $10.6 million for the first nine months of 2003.

a.	$1.8 million of expense for environmental and legal issues, primarily related to our Colorado Springs facility;

b.	$2.1 million of depreciation expense as we accelerated our depreciation schedule for businesses that we are exiting or restructuring;

c.	$0.4 million related to a reserve on receivables from Loral Corporation, a customer who has filed for bankruptcy;

d.	$2.8 million of insurance gains in the third quarter of 2003 and $9.2 million in the first nine months of 2003 related to the settlement of fire insurance claims; and

e.	$1.9 million in the third quarter of 2003 and $5.7 million in the first nine months of 2003 of less goodwill amortization expense due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on December 1, 2002

     In addition, the following favorable/ (unfavorable) items with a net favorable total of $1.9 million in the third quarter of 2003 and $9.7 million in the first nine months of 2003 contributed to the improvement in operating income:

a.	$2.4 million in the third quarter of 2003 ($6.0 million in the first nine months of 2003) related to productivity initiatives;

b.	$1.8 million in the third quarter of 2003 ($5.8 million in the first nine months of 2003) related to increased volumes and improved pricing;

c.	($1.6) million in the third quarter of 2003 and the first nine months of 2003 for increased selling costs primarily related to infrastructure investments made to launch our commercial power products growth initiatives; and

d.	($0.7) million in the third quarter of 2003 and ($0.5) in the first nine months of 2003 for other general net cost increases.

     Filtration and Minerals Segment

     Sales in our Filtration and Minerals Segment decreased $1.9 million, or 8.9%, from $21.3 million in the third quarter of 2002 to $19.4 million in the third quarter of 2003, and decreased $3.3 million, or 5.3%, from $61.3 million in the first nine months of 2002 to $58.1 million in the first nine months of 2003. These decreases were due primarily to lower volumes, a change from acting as a principal to an agent for the sale of product to a large distributor, and a reduction in average selling prices. During the fourth quarter of 2002, we were, but are no longer exploring the possible sale of our Filtration and Minerals business. This potential sale diverted a significant amount of divisional management attention from operational focus, which has had a negative impact on 2003 performance. During 2003, a new divisional leadership team has been put in place, including a divisional president.

     Operating income increased $0.1 million, or 6.5%, from $1.8 million in the third quarter of 2002 to $1.9 million in the third quarter of 2003, and decreased $3.3 million, or 48.7%, from $6.7 million in the first nine months of 2002 to $3.4 million in the first nine months of 2003. During the third quarter of 2003, lower volumes, lower average selling prices and higher energy costs were offset by favorable foreign currency as a result of the strengthening of the Euro and productivity savings. During the first nine months of 2003, decreased earnings were due to lower volumes and average selling prices, higher severance and recruiting costs related to restructuring the segment’s management team, and additional freight costs largely related to the resolution of disputed freight claims with a former carrier. These negative factors were partially offset by favorable foreign currency as a result of the strengthening of the Euro.

     Company Discussion

     Net Sales. Net Sales decreased $1.5 million, or 0.9%, from $167.4 million in the third quarter of 2002 to $165.8 million in the third quarter of 2003, and increased $5.2 million, or 1.0%, from $499.7 million in the first nine months of

2002 to $504.9 million in the first nine months of 2003. Excluding sales from our Precision Products business within our Technologies Segment, which we divested in July 2002, net sales decreased $0.7 million, or 0.4%, in the third quarter of 2003, and increased $8.6 million, or 1.7%, in the first nine months of 2003.

     In the third quarter of 2003, the decrease was due to sales decreases of 9.3% in our Automotive Segment’s Hillsdale business and 8.9% in our Filtration and Minerals Segment, partially offset by strong increases of 37.0% in our Technologies Segment’s Power Group and 8.3% in our Automotive Segment’s Wolverine business. See above for a discussion of the individual segments’ results. In the first nine months of 2003, the increase was due to strong increases of 37.9% in our Technologies Segment’s Power Group and 14.2% in our Automotive Segment’s Wolverine business, partially offset by decreases of 6.8% in our Automotive Segment’s Hillsdale business and 5.3% in our Filtration and Minerals Segment. See above for a discussion of the individual segments’ results.

     Cost of Products Sold (exclusive of depreciation). Costs of products sold decreased $3.1 million, or 2.4%, from $130.1 million in the third quarter of 2002 to $127.0 in the third quarter of 2003, and decreased $2.7 million, or 0.7%, from $390.3 million in the first nine months of 2002 to $387.6 million in the first nine months of 2003. Our gross margins increased $1.6 million from $37.3 million in the third quarter of 2002 to $38.8 million in the third quarter of 2003, and the gross margin percentage increased 1.1 points from 22.3% to 23.4%, despite an increase in energy costs. Our gross margins increased $7.9 million from $109.4 million in the first nine months of 2002 to $117.3 million in the first nine months of 2003, and the gross margin percentage increased 1.3 points from 21.9% to 23.2%, despite an increase in energy costs. These margin rate improvements are primarily the result of productivity improvements in our Automotive and Technologies Segments, price increases in our Technologies Segment, improved sales mix in our Automotive Segment, and favorable foreign currency as a result of the strengthening of the Euro in the Automotive and Filtration and Minerals Segments.

     Selling and Administrative. Selling and administrative expenses of $14.2 million in the third quarter of 2002 increased $1.4 million or 9.6% to $15.6 million in the third quarter of 2003. Selling and administrative expenses of $50.4 million in the first nine months of 2002 decreased $4.6 million, or 9.1%, to $45.8 million in the first nine months of 2003. The increased expenses during the third quarter of 2003 are primarily related to the following favorable/(unfavorable) items:

a.	$1.6 million in reduced officer severance and Supplemental Executive Retirement Plan expense in 2003 compared to 2002;

b.	($0.3) million in increased compensation costs related to our long-term bonus plan;

c.	($2.1) million of increased expenses related to environmental and legal matters;

d.	($1.6) million of increased investment in the development of our commercial power products growth initiatives within our Technologies Segment;

e.	$0.7 million in lower consulting costs; and

f.	$0.3 million in other lower selling and administrative costs.

The decreased expenses during the first nine months of 2003 are primarily related to the following favorable/(unfavorable) items:

a.	$4.2 million of deceased expenses related to environmental and legal matters;

b.	$3.6 million in reduced officer severance and Supplemental Executive Retirement Plan expense in 2003 compared to 2002;

c.	($1.5) million in increased compensation costs related to our long-term bonus plan;

d.	($1.6) million of increased investment in the development of our commercial power products growth initiatives within our Technologies Segment; and

e.	($0.1) million in higher other selling and administrative costs.

     Depreciation and Amortization. Depreciation and amortization expense of $11.8 million in the third quarter of 2002 increased $0.9 million, or 7.7%, to $12.8 million in the third quarter of 2003. Depreciation and amortization expense of $34.3 in the first nine months of 2002 increased $0.5 million, or 1.4%, to $34.8 million in the first nine months of 2003. During the third quarter of 2003, the increased depreciation expense was primarily related to our Automotive Segment recognizing $1.5 million of less depreciation expense which was more than offset by an increase of $2.1 million of depreciation expense in our Technologies Segment to accelerate depreciation charges for equipment to bring it in line with active production lives. During the first nine months of 2003, the increased depreciation expense was not significant compared to 2002.

     Goodwill Amortization. Due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, no goodwill amortization expense was recorded in 2003 while 2002 included $3.8 million of goodwill amortization expense in the third quarter of 2002 and $11.5 million in the first nine months of 2002. This new accounting standard required that we cease the amortization of goodwill, effective December 1, 2002, and complete an annual impairment test to determine if an impairment charge has occurred. We have completed our initial impairment test as required by this accounting standard and have determined that our goodwill was not impaired at the time we adopted this accounting standard.

     Restructuring. On May 31, 2002 we announced we would exit our Gallium business in our Technologies Segment due to the downturn in the fiber-optic, telecommunication and semiconductor markets. This resulted in a $5.5 million charge recorded in Restructuring expense during the second quarter of 2002. We also reduced the amounts previously expensed and accrued as Restructuring expense in 2001 by $2.5 million primarily to reflect severance payments made from our over-funded pension plan at November 30, 2001 to eligible employees.

     Insurance Related Losses/ (Gains). During the second quarter of 2002, we recorded a $3.1 million loss for an insurance receivable primarily related to inventories damaged in a fire during the third quarter of 2001 at our Missouri bulk pharmaceutical manufacturing plant. We recorded this charge to fully reserve the receivable because the insurance underwriter was contesting the coverage on these assets. We were disputing the insurance carrier’s position and were vigorously pursuing efforts to collect on our claims. In the third quarter of 2003, we recorded a $2.8 million gain related to our final settlement with this insurance carrier. In addition, in the second quarter of 2003, we recorded a $5.7 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility.

     Loss from Divestitures. During 2002, we recorded approximately $3.2 million in additional accruals for costs related to certain litigation issues and environmental remediation related to operations divested prior to November 30, 2001. In addition, during 2002 we signed a letter of intent to sell certain assets and liabilities of our Precision Products business in our Technologies segment to a group of employees and management personnel. We recorded a $2.8 million loss on sale, which was completed in July 2002.

     Interest Expense. Interest expense was $8.6 million in the third quarter of 2002 and $9.2 million in the third quarter of 2003 (not including $1.0 million in the third quarter of 2002 and $0.2 million in the third quarter of 2003 which was allocated to discontinued operations). Interest expense was $28.6 million in the first nine months of 2002 and $25.9 million in the first nine months of 2003 (not including $3.3 million in first nine months of 2002 and $2.3 million in first nine months of 2003 which was allocated to discontinued operations). Also included in the first six months of 2002 was $1.5 million in fees and other costs, primarily related to establishing our accounts receivable asset-backed securitization (see Accounts Receivable Asset-Backed Securitization under Liquidity and Capital Resources). Our year over year reduced interest expense is due to lower interest rates and lower average debt levels.

     Other Income (Expense), Net. Other income (expense), net decreased $1.0 million from income of $0.4 million in the third quarter of 2002 to expense of $0.6 million in the third quarter of 2003, and decreased $1.9 million from income of $1.3 million in the first nine months of 2002 to expense of $0.5 million in the first nine months of 2003. These decreases are primarily related to losses on foreign currency forward contract hedges in the Corporate Segment which are entered into to offset foreign currency exposures in the operating segments.

     Write-off of Deferred Financing Costs. During the third quarter of 2003, we wrote off $6.3 million of deferred financing costs in connection with the retirement of our former senior secured credit facility and the redemption of 95% of our senior subordinated notes. See the Capitalization section below for details on the refinancing of our capital structure.

     Income (Loss) from Continuing Operations Before Taxes. Loss from Continuing Operations Before Taxes increased $1.9 million from $1.0 million in the third quarter of 2002 to $2.9 million in the third quarter of 2003. In the first nine months of 2003, the Income (Loss) from Continuing Operations Before Taxes improved $38.8 million from a loss of $26.4 million in 2002 to income of $12.4 million in 2003. These changes were primarily the result of the following favorable/ (unfavorable) unusual items (in thousands of dollars):

	Third	First Nine
	Quarter of	Months of
	2003	2003

a. Lower officer severance and Supplemental Executive Retirement Plan expense in 2003	$1,624	$3,579
b. Loss from divestitures	161	6,131
c. Restructuring	—	2,998
d. Legal and environmental matters	(2,100)	4,150
e. Insurance related gains in 2003 and losses in 2002	2,774	11,610
f. Write-off of deferred financing costs in 2003	(6,327)	(6,327)
g. Goodwill amortization expense (no longer amortized in 2003)	3,846	11,538

     Income Taxes. Income tax provision was $0.8 million in the third quarters of 2002 and 2003. Income tax provision was $2.0 million in the first nine months of 2002 compared to $2.9 million in the first nine months of 2003 (not including a $0.6 million tax benefit in the second quarter of 2003 which was allocated to discontinued operations). The provision in 2002 and 2003 relates to the allocation of income and loss between the United States and foreign jurisdictions and primarily represents the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing previous losses. There is no U.S. Federal net tax benefit or provision recorded during 2002 and 2003.

     Discontinued Operations. During the second quarter of 2003, we accounted for our Hillsdale U.K. Automotive operation as a discontinued operation. During the third quarter of 2003, we accounted for the sale of certain assets of our Germanium-based business in our Technologies Segment as a discontinued operation. Accordingly, we have restated our prior period financial statements to conform to the discontinued operations presentation. See Note H in our financial statements in Item 1 of this report.

     Net Income (Loss). Net Loss increased $0.7 million from $3.6 million in the third quarter of 2002 to $4.2 million in the third quarter of 2003, and improved $36.3 million from a Net Loss of $31.7 in the first nine months of 2002 to Net Income of $4.6 million in the first nine months of 2003 as a result of the items discussed above.

     Company Outlook. Projected sales for 2003 are estimated to be in the range of $665.0 million to $675.0 million compared to $668.1 million in 2002, which is restated to exclude our Hillsdale U.K. Automotive operation and certain operations of our Germanium-based business in our Technologies Segment, which have been divested and accounted for as discontinued operations during 2003. The sales estimate for 2003 reflects the current and continued decrease in Hillsdale revenues primarily related to program phase-outs, and reduced automotive builds in 2003 compared to 2002, partially offset by growth in our Power Group, primarily related to new contracts, improved pricing, and increased defense spending.

     We are projecting 2003 Operating Income to be in the range of $59.0 million to $61.0 million, which includes insurance gains of $8.5 million and expenses for environmental and legal matters of $2.1 million in the first nine months of 2003. This amount also includes $45.0 million of depreciation and amortization.

     The decreases in sales and operating income from our second quarter of 2003 outlook (excluding the income from insurance gains and incremental expenses associated with environmental and legal matters provided for in the third quarter of 2003) was primarily due to the sale of certain assets in our Germanium-based business in July 2003. The outlook has been restated to exclude the results of this divested business. Excluding this divestiture, the insurance gains, and the environmental and legal matter costs, our earnings outlook is consistent with our prior outlook.

     On the basis of these projections, we believe we will be in compliance with all covenants under our various credit facilities during 2003.

     We are currently evaluating our assumptions regarding discount rates and rates of investment return to be used to determine the funded status of our pension plans as of November 30, 2003 and the related pension expense for 2004. Based on the significant decline in interest rates since November 2002, our discount rate, used to calculate the present value of pension liabilities, will decrease from 6.95% at November 30, 2002 to a currently estimated range of 6.00% to 6.25% as of November 30, 2003. This decrease in discount rates will increase our pension benefit obligation amounts as of November 30, 2003 and may result in the plan being underfunded, as opposed to our overfunded position as of November 30, 2002.

     If the plan is determined to be underfunded by any amount, we will be required to write-off approximately 95% of our intangible prepaid pension asset of $55.6 million as of August 31, 2003 by a non-cash charge to other comprehensive income (“OCI”), resulting in an increased deficit in our stockholders’ equity. There is also a potential that we may need to record a non-cash charge to OCI to establish a pension liability for the underfunded amount. In addition, at the recommendation of our actuary, we are considering whether to adopt a more recently issued actuarial mortality table, which would also have the impact of increasing our unfunded liability by approximately $13.0 million.

     The write-off to OCI of the prepaid pension asset, the accrual for the unfunded liability, and the accrual for the potential additional liability relating to the new mortality table are all non-cash items that are required under United States generally accepted accounting principles (“GAAP”). The accounting treatment under GAAP is different from the funding requirements mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Accordingly, we do not expect these non-cash charges to OCI to impact the need for potential cash contributions to our pension plans for the next several years. Under the pension funding assumptions currently being evaluated, we do not anticipate a requirement for any cash contributions during the next several years. However, at our discretion, we may make voluntary contributions from time to time, based on our cash position and overall financial status, and the potential to further strengthen the funded status of the plans over the long term.

Liquidity and Capital Resources

     Our cash flows from operations and availability under our various credit facilities are considered adequate to fund our short-term and long-term capital needs. As of August 31, 2003, we had $123.9 million unused under our various credit facilities. However, due to various financial covenant limitations under our New Credit Agreement (as defined below under Capitalization) measured at the end of each quarter, on August 31, 2003, we could only incur an additional $47.3 million of indebtedness.

     In August 2003, we entered into the New Credit Agreement which provides for an original term loan of $150.0 million and a revolving credit facility of $125.0 million. The proceeds of the New Term Loan were used to repay our prior credit agreement. In addition, we issued $250.0 million of Senior Unsecured Notes due 2013 and completed a tender offer for 95% of our existing Senior Subordinated Notes due 2008. These refinancings are expected to provide us sufficient liquidity and capital resources to operate our business into the future. See the Capitalization Section below for additional details on the New Credit Agreement and the Senior Unsecured Notes.

     At August 31, 2003, we were in compliance with all of our debt covenants. We expect to remain in compliance with our debt covenants for the remainder of fiscal year 2003.

     Cash Flows

     All references herein to years are to the nine-months ended August 31 unless otherwise indicated.

     Operating Activities. Operating activities used $55.8 million in cash during 2003 compared to providing $46.4 million in 2002. In 2002, cash flows from operating activities were impacted by our net loss of $31.7 million, which was offset by non-cash charges of $47.9 million from depreciation and amortization, $6.1 million from losses from divestitures, $0.8 million from deferred income tax adjustments, and $3.1 million from insurance related losses, which results in cash sources of $26.2 million compared to a similarly calculated amount in 2003 of $47.9 million. The 2003 amount of $47.9 million, an improvement of $21.7 million over 2002, is comprised of our net income of $4.6 million, and non-cash charges of $37.1 million from depreciation and amortization, $3.2 million from provisions from discontinued operations, and $6.3 million from the write-off of deferred financing costs, partially offset by non-cash insurance gains of $3.3 million.

     The cash flow for 2002 was also increased by $20.2 million due to changes in certain assets and liabilities,

resulting in net cash provided by operating activities of $46.4 million, primarily due to $41.0 million of proceeds from the sale of receivables to our accounts receivable asset-backed securitization (see Accounts Receivable Asset-Backed Securitization below), which was partially offset primarily by decreases in accounts payable and uses of cash for other working capital needs.

     The cash flow for 2003 was reduced by $103.7 million due to changes in certain assets and liabilities, resulting in net cash used in operating activities of $55.8 million. This was primarily due to:

a.	$37.1 million of payments to reduce the amounts outstanding under our accounts receivable asset-backed securitization (see Accounts Receivable Asset-Backed Securitization below);

b.	approximately $14.0 million for payments on restructuring and legal matters which were expensed in 2002;

c.	$22.7 million reduction in accounts payable, primarily to obtain discounts from vendors on early payment options and to shorten payment terms for two major suppliers, as a result of our increased liquidity from our August 2003 capital structure refinancing;

d.	$5.2 million increase in an insurance receivable for an insurance claim that we expect to collect in the fourth quarter of 2003;

e.	$8.1 million increase in production on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected; and

f.	$4.5 million reduction in accrued interest expense due to the timing of the interest payments as a result of our August 2003 capital structure refinancing.

     Investing Activities. Investing activities used $9.7 million in cash during 2003 compared to using $11.2 million in 2002. These amounts primarily relate to capital expenditures. We expect our capital expenditures during 2003 will be approximately $15.0 million to $20.0 million.

     Financing Activities. Financing activities provided $41.3 million of cash during 2003 compared to using $63.7 million during 2002. During 2002, we used $40.8 million to reduce our revolving credit facility, primarily from proceeds associated with the sale of our receivables to our accounts receivable asset-backed securitization, as discussed below under Accounts Receivable Asset-Backed Securitization. Also during 2002, regularly scheduled debt payments and divestitures resulted in a $22.8 million decline in our long-term debt. During 2003, we completed a tender offer on our senior subordinated notes and issued new senior unsecured notes. In addition, we paid off our former credit agreement and issued a new credit agreement. For a detailed discussion of these transactions and the conditions of the new instruments, see the Capitalization section below. Accordingly, during 2003, we used $347.9 million of cash to redeem our senior subordinated notes and pay-off our former credit agreement, and we received $388.3 million, net of financing costs, of cash for the issuance of the new senior unsecured notes and the new credit agreement. In addition, during 2003, we sold to our controlling common shareholder, Granaria Holdings B.V., Bert Iedema, one of our directors and an executive officer of Granaria Holdings B.V., and two of our executive officers the 69,500 shares of common stock held in our Treasury for $13.00 per share, or $0.9 million.

     Capitalization

     Our capitalization, which excludes the obligations of $46.5 million at November 30, 2002 and zero at August 31, 2003 of our accounts receivable asset-backed securitization, consisted of the following at November 30, 2002 and August 31, 2003 (in thousands of dollars):

	2002	2003

New Credit Agreement:
New revolving credit facility	$—	$—
New term loan	—	150,000
Former Credit Agreement:
Former revolving credit facility, paid off in August 2003	121,500	—
Former term loan, paid off in August 2003	16,925	—
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.9 million discount	—	248,013
Senior Subordinated Notes, 9.375% interest, due 2008	220,000	10,500
Industrial Revenue Bonds, 1.8% to 2.2% interest, due 2005	15,300	15,300
Other	—	1,169

	373,725	424,982
Preferred Stock	137,973	150,247
Shareholders’ Deficit	(87,578)	(89,189)

	$424,120	$486,040

     New Credit Agreement. We have a syndicated senior secured loan facility (“New Credit Agreement”) providing an original term loan (“New Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“New Facility”). The New Facility and the New Term Loan bear interest, at our option, at a rate equal to (i) LIBOR plus 350 basis points or (ii) an Alternate Base Rate (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 250 basis points. Interest is generally payable quarterly on the New Facility and New Term Loan. We have entered into interest rate swap agreements to manage our variable interest rate exposure. The New Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.5% per annum for all issued letters of credit, and there is a commitment fee on the New Facility equal to 0.5% per annum of the unused portion of the New Facility. If we meet certain financial benchmarks, the interest rate spreads on the borrowing, the commitment fees and the fees for letters of credit may be reduced.

     The New Term Loan will mature upon the earlier of (i) August 7, 2009, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The New Facility will mature upon the earlier of (i) August 7, 2008, (ii) 180 days prior to the maturity of our Senior Subordinated Notes if more than $5.0 million of aggregate principal amount of Senior Subordinated Notes are outstanding, or (iii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Senior Subordinated Notes mature, and our Preferred Stock is scheduled for mandatory redemption on March 1, 2008.

     At August 31, 2003, we had $40.4 million in outstanding letters of credit under the New Facility, which together with borrowings of zero, made our available borrowing capacity of $84.6 million. However, due to various financial covenant limitations under the New Credit Agreement, we could only incur an additional $47.3 million of indebtedness at August 31, 2003.

     The New Credit Agreement is secured by our capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the New Credit Agreement is guaranteed by us and certain of our United States subsidiaries.

     The New Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form or invest in joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our New Credit Agreement, we include the outstanding obligations of EPFC, our off-balance sheet special purpose entity (see Note I, for a detailed discussion of EPFC). We are in compliance with all covenants at August 31, 2003.

     In addition to regularly scheduled payments on the New Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the New Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the New Credit Agreement.

     Former Credit Agreement. We had a syndicated senior secured loan facility (“Former Credit Agreement”) which provided for an original term loan (“Former Term Loan”) of $75.0 million, as amended, and a $220.0 million revolving credit facility (“Former Facility”). We paid off the Former Credit Agreement with the proceeds from our New Credit Agreement and Senior Unsecured Notes in August 2003. The Former Facility and the Former Term Loan bore interest, at our option, at LIBOR plus 275 basis points, or the bank’s prime rate plus 150 basis points. Interest was generally payable quarterly on the Former Facility and Former Term Loan. The Former Credit Agreement also contained certain fees.

     Senior Unsecured Notes. In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes, due 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We are in compliance with these covenants at August 31, 2003. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries.

     Senior Subordinated Notes. Our Senior Subordinated Notes require semi-annual interest payments on September 1 and March 1. In connection with the issuance of the Senior Unsecured Notes in August 2003, as described above, we repurchased 95% of the outstanding senior subordinated notes at par and executed a supplemental indenture on our Senior Subordinated Notes which eliminated substantially all of the restrictive covenants in the Senior Subordinated Notes which remain outstanding. We continue to be required to make interest payments on the Senior Subordinated Notes and will be required to pay the remaining aggregate principal amount outstanding at maturity in 2008.

     Industrial Revenue Bonds. Our industrial revenue bonds require monthly interest payments at variable interest rates based on the market for similar issues and are secured by letters of credit issued under the New Facility described above.

     Preferred Stock. Our preferred stock increased $12.3 million during 2003 as a result of accretion of the liquidation preference and the accrual for preferred dividends. The liquidation preference of the Preferred Stock was fully accreted to $141.9 million in the aggregate at March 1, 2003. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The New Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the preferred stock. Our Board of Directors did not declare a cash dividend as of September 1, 2003. If we do not pay cash dividends on the preferred stock, then holders of the preferred stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our preferred stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the preferred stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest.

     Shareholders’ Deficit. Our shareholders’ deficit increased $1.6 million during 2003 primarily due to our comprehensive income of $9.8 million and the issuance of common shares from our Treasury of $0.9 million, which was more than offset by the accretion and accrual of preferred stock dividends of $12.3 million.

     We are currently evaluating our assumptions regarding discount rates and rates of investment return to be used to determine the funded status of our pension plans as of November 30, 2003 and the related pension expense for 2004. Based on the significant decline in interest rates since November 2002, our discount rate, used to calculate the present value of pension liabilities, will decrease from 6.95% at November 30, 2002 to a currently estimated range of 6.00% to 6.25% as of November 30, 2003. This decrease in discount rates will increase our pension benefit obligation amounts as of November 30, 2003 and may result in the plan being underfunded, as opposed to our overfunded position as of November 30, 2002.

     If the plan is determined to be underfunded by any amount, we will be required to write-off approximately 95% of our intangible prepaid pension asset of $55.6 million as of August 31, 2003 by a non-cash charge to other comprehensive income (“OCI”), resulting in an increased deficit in our stockholders’ equity. There is also a potential that we may need to record a non-cash charge to OCI to establish a pension liability for the underfunded amount. In addition, at the recommendation of our actuary, we are considering whether to adopt a more recently issued actuarial mortality table, which would also have the impact of increasing our unfunded liability by approximately $13.0 million.

     The write-off to OCI of the prepaid pension asset, the accrual for the unfunded liability, and the accrual for the potential additional liability relating to the new mortality table are all non-cash items that are required under United States generally accepted accounting principles (“GAAP”). The accounting treatment under GAAP is different from the funding requirements mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Accordingly, we do not expect these non-cash charges to OCI to impact the need for potential cash contributions to our pension plans for the next several years. Under the pension funding assumptions currently being evaluated, we do not anticipate a requirement for any cash contributions during the next several years. However, at our discretion, we may make voluntary contributions from time to time, based on our cash position and overall financial status, and the potential to further strengthen the funded status of the plans over the long term.

     Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity)

     During the first quarter of 2002, we entered into an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). Initially $47.0 million of proceeds from this new facility were used primarily to payoff amounts outstanding under our prior Receivables Loan Agreement with our wholly owned subsidiary, EaglePicher Acceptance Corporation. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our New Credit Agreement or (b) January 2008.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our New Credit Agreement, we include the outstanding obligations of EPFC.

     In conjunction with the initial transaction during 2002, we sold $82.5 million of receivables to EPFC, and we incurred charges of $1.5 million, which were included in Interest Expense in the accompanying condensed consolidated statements of income (loss) for the nine-months ended August 31, 2002. We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2002 or August 31, 2003. We retain an interest in a portion of the receivables transferred, representing an over collateralization on the securitization. Our involvement with both this over collateralization interest and the transferred receivables is generally limited to the servicing performed. The carrying value of our interest in the receivables is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     At November 30, 2002, our interest in EPFC was $29.4 million and the revolving pool of receivables that we serviced totaled $77.5 million. At November 30, 2002, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $46.5 million.

     As of August 31, 2003, we reduced the amount due to the financial institution by EPFC. Accordingly, our interest in EPFC was $66.5 million and the revolving pool of receivables that we serviced totaled $67.9 million. At August 31, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. The effective interest rate for the nine month period ended August 31, 2003 in the securitization was approximately 2.58%.

     Credit Agreement EBITDA

     In our New Credit Agreement, we have certain financial covenants, as discussed below in Credit Agreement and Accounts Receivable Asset-Backed Securitization Financial Covenants, which we believe are significant and material in the context of our capital structure. Credit Agreement EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, and certain non-cash items, as defined in the New Credit Agreement. We believe these financial covenants are a material piece of information for the readers of our reports. To support our readers’ understanding of these financial covenants and our compliance with them, we have provided below a reconciliation from Generally Accepted Accounting Principles (GAAP) Net Income (Loss) to Credit Agreement EBITDA. For purposes of calculating our credit agreement financial covenants, Credit Agreement EBITDA is based on the last twelve months of operating results, which is summarized below.

     Credit Agreement EBITDA is also presented herein because we believe it is a useful supplement to net income. We use this measurement as part of our evaluation of core operating results and underlying trends and therefore believe it is a key measure of our performance. However, Credit Agreement EBITDA, which does not represent operating income or net cash provided by operating activities, as those items are defined by GAAP, should not be considered by readers as an alternative to operating income or cash flow from operations or indicative of whether cash flows will be sufficient to fund our future cash requirements. Funds depicted by Credit Agreement EBITDA are not available for our discretionary use to the extent they are required for debt service and other commitments. In addition, Credit Agreement EBITDA may differ from and may not be comparable to similarly titled measures used by other companies.

     The following is a reconciliation from Net Income (Loss) to our Credit Agreement EBITDA (in thousands of dollars):

	Quarter Ended

	November 30, 2002	February 28, 2003	May 31, 2003	August 31, 2003

Net Income (Loss)	$(5,086)	$1,168	$7,686	$(4,226)
Loss from discontinued business, net	1,366	928	542	213
Loss on disposal of discontinued business, net	—	—	2,978	267
Income taxes	(17)	896	1,150	804
Interest expense	8,216	8,373	8,319	9,249
Depreciation and amortization	16,043	11,114	10,916	12,768
Restructuring expense	2,900	—	—	—
Loss from divestitures	366	—	—	—
Long-term bonus and share appreciation plans expense	420	600	700	700
Pension plan expense (income), net	(1,795)	177	505	(1,500)
Write-off of deferred financing costs	—	—	—	6,327
Other, net	(200)	—	—	(415)
EBITDA impact from discontinued operations	860	601	939	100

Quarterly Credit Agreement EBITDA	$23,073	$23,857	$33,735	$24,287

Last Twelve Months Credit Agreement EBITDA				$104,952

     Credit Agreement and Accounts Receivable Asset-Backed Securitization Financial Covenants

     There are three financial covenants contained in our New Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. They are a leverage ratio (the ratio of total debt, including the obligations of our accounts receivable asset-backed securitization, to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA minus capital expenditures to the sum of interest expense plus scheduled principal payments plus cash dividends paid plus income taxes paid), all as defined in the New Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. As of August 31, 2003, we were in compliance with the covenant calculations described above.

     The following table presents the required ratios under our New Credit Agreement and the actual ratios at August 31, 2003.

			Minimum
		Minimum	Fixed
	Maximum	Interest	Charge Coverage
	Leverage Ratio	Coverage Ratio	Ratio
	(not more than)	(not less than)	(not less than)

August 31, 2003
Required	4.50	2.25	1.25
Actual	4.05	3.07	1.69
November 30, 2003
Required	4.50	2.25	1.25
February 28, 2004
Required	4.50	2.25	1.25
May 31, 2004,
Required	4.50	2.25	1.25
August 31, 2004
Required	4.50	2.25	1.25
November 30, 2004
Required	4.25	2.35	1.25

     Based on our projections for 2003, which are described under the Company Outlook section under the Results of Operations above, we expect to remain in compliance with all covenants. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the New Credit Agreement, may place us at risk of not being able to comply with all of the covenants of the New Credit Agreement. In the event we cannot comply with the terms of the New Credit Agreement as currently written, it would be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. In addition, EPFC would be in default under our accounts receivable asset-backed securitization, described above, and we may need to obtain a waiver. Any agreements to amend the covenants and/or obtain waivers may likely require us to pay a fee and increase the interest rate payable under the New Credit Agreement. The amount of such fee and increase in interest rate would be determined in the negotiations of the amendment.

     Contractual Obligations and Other Commercial Commitments

     We have updated our long-term debt commitments as a result of the refinancing discussed above. Accordingly, we are updating our Contractual Obligations table since the filing of our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003. There have been no material changes to our Other Commercial Commitments table as disclosed in our Form 10-K for the year ended November 30, 2002, filed on March 3, 2003.

		Payments by Fiscal Period End

							Beyond
	Total	2003	2004	2005	2006	2007	2007

Contractual Cash Obligations:
Long-term Debt	$425.0	$2.2	$3.6	$13.7	$1.9	$1.5	$402.1
Operating Lease Commitments	21.6	5.5	5.0	3.3	2.6	2.4	2.8
Preferred Stock	150.2	—	—	—	—	—	150.2
Advisory Agreement	9.4	1.8	1.8	1.8	1.8	1.8	0.4
GMAC Legal Settlement	5.4	3.6	0.9	0.9	—	—	—
Environmental Liability	5.6	2.7	1.7	0.4	0.4	0.4	—

	$617.2	$15.8	$13.0	$20.1	$6.7	$6.1	$555.5

     Our 11.75% Cumulative Redeemable Exchangeable Preferred Stock is scheduled for redemption on March 1, 2008. However, if we do not redeem the Preferred Stock, the only remedy of holders is to elect a majority of our board of directors. Holders of the Preferred Stock do not have a right to obtain a judgment against us for the redemption amount or to obtain equitable relief requiring us to redeem the Preferred Stock. We have included in the above table the current Preferred Stock balance on our balance sheet but have excluded any future dividend accruals or payments.

     Earnings to Fixed Charges and Preferred Stock Dividends

     During the third quarter of 2003, our earnings were insufficient to cover fixed charges and preferred stock dividends by $7.1 million, and during the third quarter of 2002, our earnings were insufficient to cover fixed charges and preferred stock dividends by $4.7 million. The deterioration of our fixed charge ratio was primarily due to the write-off of deferred financings costs in the third quarter of 2003, partially offset by improved operating performance and our adoption of SFAS No. 142 on December 1, 2002, which no longer requires us to recognize goodwill amortization expense. During the first nine months of 2003, our ratio of earnings to fixed charges and preferred stock dividends was 1.00x, and during the first nine months of 2002, our earnings were insufficient to cover fixed charges and preferred stock dividends by $37.3 million. These improvements are primarily related to our improved operating performance, and our adoption of SFAS No. 142 on December 1, 2002.

Recently Released or Adopted Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets and depreciated over their estimated useful life while the liability is accreted to its expected obligation amount upon retirement. We adopted SFAS No. 143 on December 1, 2002. The adoption of this statement did not have a material impact on our financial condition or results of operations.

     In September 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” The primary difference is that goodwill and certain intangibles with indefinite lives have been removed from the scope of SFAS No. 144, as they are covered by SFAS No. 142. It also broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can clearly be distinguished operationally and for financial accounting purposes from the rest of the entity. We adopted SFAS No. 144 on December 1, 2002 and accounted for the sale of our Hillsdale U.K. Automotive operation and the sale of certain assets of our Germanium-based business in our Technologies Segment in accordance with this statement.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this statement did not have a material impact on our financial condition or results of operations.

     On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We have not completed our evaluation of the impact, if any, the adoption of this statement will have on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 does not affect the accounting for guarantees issued prior to the effective date, unless the guarantee is modified subsequent to December 31, 2002. We adopted the disclosure requirements on December 1, 2002, and the initial recognition and measurement provisions in our February 28, 2003 financial statements. The adoption of this interpretation did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The related disclosure requirements were effective immediately. The impact of this interpretation is not expected to have a material impact on our financial condition or results of operations.

     In November 2002, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. We are required to adopt EITF 00-21 for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are evaluating the impact EITF 00-21 will have on us, but do not expect it to have a material impact on our financial condition or results of operations.

Forward Looking Statements

     This report contains statements which, to the extent that they are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “anticipate,” “project,” “intend,” “believe,” “expect,” and similar expressions are intended to identify forward-looking statements. Forward looking statements in this report include, but are not limited to, any statements under the “Company Outlook” heading. Such forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to maintain existing relationships with customers, demand for our products, our ability to successfully implement productivity improvements and/or cost reduction initiatives, our ability to develop, market and sell new products, our ability to obtain raw materials, increased government regulation or changing regulatory policies resulting in conditions, acquisitions and divestitures, technological developments and changes in the competitive environment in which we operate. Persons reading this report are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We have included a summary of our Quantitative and Qualitative Disclosure About Market Risk in our annual report on Form 10-K for the year ended November 30, 2002, filed on March 3, 2003. There have been no material changes to the summary provided in that report.

Item 4. Controls and Procedures.

     Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report as required by the rules of the Securities and Exchange Commission. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Please refer to Note L regarding Legal Matters contained in Part I, Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.68 -	Purchase Agreement dated as of July 31, 2003 between EaglePicher Incorporated and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.

10.69 -	Registration Rights Agreement dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.

10.70 -	Indenture dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee.

10.71 -	Credit Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto.

10.72 -	Guarantee and Collateral Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries and Harris Trust and Savings Bank, as administrative agent.

10.73 -	Amendment No. 3 to Receivables Purchase and Servicing Agreement dated a of August 7, 2003 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation.

10.74 -	Amended and Restated Executive Employment Agreement dated as of April 9, 2003 between EaglePicher Incorporated and John H. Weber.

12.1 -	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1 -	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2 -	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

•	Form 8-K, filed July 14, 2003 concerning our press releases dated July 9, 2003 and July 11, 2003

•	Form 8-K, filed July 22, 2003 concerning our press release dated July 21, 2003 and certain sections included in our preliminary offering memorandum for the sale of senior notes

•	Form 8-K, filed July 24, 2003 concerning our press releases dated July 23, 2003

•	Form 8-K, filed August 5, 2003 concerning our press release dated August 4, 2003

•	Form 8-K, filed August 8, 2003 concerning our press release dated August 7, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER HOLDINGS, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: October 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER INCORPORATED

/s/ Thomas R. Pilholski

Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: October 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAISY PARTS, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER DEVELOPMENT CO., INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FAR EAST, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FILTRATION & MINERALS, INC.

/s/ Thomas R. Pilholski Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER TECHNOLOGIES, LLC

/s/ Bradley J. Waters Bradley J. Waters
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE October 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER AUTOMOTIVE INC. (F/K/A HILLSDALE TOOL & MANUFACTURING CO.)

/s/ Thomas R. Pilholski Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPMR CORPORATION (F/K/A MICHIGAN AUTOMOTIVE RESEARCH CORP.)

/s/ Thomas R. Pilholski Thomas R. Pilholski
Vice President
(Principal Financial Officer)

DATE: October 9, 2003

EXHIBIT INDEX

Exhibit
Number

10.68 -	Purchase Agreement dated as of July 31, 2003 between EaglePicher Incorporated and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.

10.69 -	Registration Rights Agreement dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and UBS Securities LLC, ABN AMRO Incorporated, Banc One Capital Markets, Inc., Harris Nesbitt Corp. and PNC Capital Markets, Inc.

10.70 -	Indenture dated as of August 7, 2003 between EaglePicher Incorporated, certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee.

10.71 -	Credit Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries, Harris Trust and Savings Bank, as administrative agent, ABN AMRO Incorporated and UBS Securities LLC, as co-syndication agents, Bank One, NA and PNC Bank, National Association, as co-documentation agents, GE Capital Corporation, as collateral agent, and various lenders party thereto.

10.72 -	Guarantee and Collateral Agreement dated as of August 7, 2003 among EaglePicher Holdings, Inc., EaglePicher Incorporated, certain of its subsidiaries and Harris Trust and Savings Bank, as administrative agent.

10.73 -	Amendment No. 3 to Receivables Purchase and Servicing Agreement dated a of August 7, 2003 among EaglePicher Incorporated, certain of its subsidiaries, EaglePicher Funding Corporation and General Electric Capital Corporation.

10.74 -	Amended and Restated Executive Employment Agreement dated as of April 9, 2003 between EaglePicher Incorporated and John H. Weber.

12.1 -	Ratios of Earnings to Fixed Charges and Preferred Stock Dividends

31.1 -	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2 -	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002