Form 10-Q
period 2004-05-31
EAGLE PICHER INC; EAGLE PICHER HOLDINGS INC; DAISY PARTS INC; EAGLE PICHER FAR EAST INC; EAGLE PICHER FILTRATION & MINERALS INC; HILLSDALE TOOL & MANUFACTURING CO; EAGLE PICHER TECHNOLOGIES LLC
filed 2004-07-15
CIK 30927, 1059364, 1059567, 1059570, 1059572, 1059573, 1059576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                      (Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number 333-49957-01

EaglePicher Holdings, Inc.

A Delaware Corporation
I.R.S. Employer Identification
 No. 13-3989553

3402 East University Drive, Phoenix, Arizona 85034

Registrant’s telephone number, including area code:
602-794-9600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

     Yes ☐ No ☒

1,000,000 shares of common capital stock, $0.01 par value each, were outstanding at July 12, 2004

TABLE OF ADDITIONAL REGISTRANTS

STATE OR OTHER
	JURISDICTION OF	I.R.S. EMPLOYER
	INCORPORATION OR	IDENTIFICATION
NAME OF REGISTRANT	ORGANIZATION	NUMBER
EaglePicher Incorporated	Ohio	31-0268670
Carpenter Enterprises, Inc.	Michigan	38-2752092
Daisy Parts, Inc.	Michigan	38-1406772
Eagle-Picher Far East, Inc.	Delaware	31-1235685
EaglePicher Filtration & Minerals, Inc.	Nevada	31-1188662
EaglePicher Technologies, LLC	Delaware	31-1587660
EaglePicher Automotive, Inc.	Michigan	38-0946293
EaglePicher Pharmaceutical Services, LLC	Delaware	74-3071334

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this report may constitute forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these terms or other comparable words, or by discussions of strategy, plans or intentions. Statements in this report which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 2003 and May 31, 2004
(unaudited) (in thousands of dollars)

	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$67,320	$34,168
Receivables, net	23,895	32,422
Retained interest in EaglePicher Funding Corporation, net	63,335	50,202
Costs and estimated earnings in excess of billings	28,433	39,697
Inventories	51,532	60,475
Assets of discontinued operations	16,842	—
Prepaid expenses and other assets	10,394	10,359
Deferred income taxes	8,526	8,526

	270,277	235,849
Property, Plant and Equipment, net	150,814	152,251
Goodwill	152,040	161,676
Prepaid Pension	56,891	56,981
Other Assets, net	33,516	31,371

	$663,538	$638,128

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$88,542	$77,480
Current portion of long-term debt	13,300	12,746
Compensation and employee benefits	15,701	11,568
Billings in excess of costs and estimated earnings	2,098	1,381
Accrued divestiture reserve	9,297	6,464
Liabilities of discontinued operations	1,994	480
Other accrued liabilities	32,760	30,334

	163,692	140,453
Long-term Debt, net of current portion	408,570	392,667
Postretirement Benefits Other Than Pensions	17,418	17,190
Other Long-Term Liabilities	9,649	14,744
11.75% Cumulative Redeemable Exchangeable Preferred Stock	154,416	162,754

	753,745	727,808

Commitments and Contingencies
Shareholders’ Equity (Deficit):
Common stock	10	10
Additional paid-in capital	92,810	92,810
Accumulated deficit	(184,543)	(184,921)
Accumulated other comprehensive income	1,516	2,421

	(90,207)	(89,680)

	$663,538	$638,128

The accompanying notes are an integral part of these consolidated balance sheets.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Three and Six Months Ended May 31, 2003 and 2004
(unaudited) (in thousands of dollars, except share and per share amounts)

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2004	2003	2004
Net Sales	$171,886	$186,410	$333,381	$350,170

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	130,629	144,584	256,482	271,368
Selling and administrative	16,093	17,205	30,221	34,074
Depreciation and amortization	10,826	10,006	21,850	19,883
Insurance related gains	(5,736)	—	(5,736)	—
Loss from divestitures	—	—	—	2,600

	151,812	171,795	302,817	327,925

Operating Income	20,074	14,615	30,564	22,245
Interest expense	(7,742)	(9,204)	(15,531)	(17,810)
Preferred stock dividends accrued	—	(4,169)	—	(8,338)
Other income (expense), net	(251)	580	73	287

Income (Loss) from Continuing Operations Before Taxes	12,081	1,822	15,106	(3,616)
Income taxes	1,150	893	2,046	1,266

Income (Loss) from Continuing Operations	10,931	929	13,060	(4,882)
Discontinued Operations:
Loss from operations of discontinued businesses, net of zero (benefit) provision for income taxes	(267)	(126)	(1,228)	(53)
Gain (loss) on disposal of discontinued businesses, net of $600 benefit from income taxes in 2003 and zero in 2004	(2,978)	4,619	(2,978)	4,557

Net Income (Loss)	7,686	5,422	8,854	(378)
Preferred stock dividends accreted or accrued	(4,169)	—	(8,106)	—

Income (Loss) Applicable to Common Shareholders	$3,517	$5,422	$748	$(378)

Basic and Diluted Net Income (Loss) per Share Applicable to Common Shareholders:
Income (Loss) from Continuing Operations	$7.09	$0.93	$5.26	$(4.88)
Income (loss) from Discontinued Operations	(3.40)	4.49	(4.47)	4.50

Net Income (Loss)	$3.69	$5.42	$0.79	$(0.38)

Weighted Average Number of Common Shares	953,667	1,000,000	942,083	1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-Months Ended May 31, 2003 and 2004
(unaudited) (in thousands of dollars)

	2003	2004
Cash Flows From Operating Activities:
Net income (loss)	$8,854	$(378)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,416	20,959
Preferred stock dividends accrued	—	8,338
Loss (gain) on disposal of discontinued businesses	2,978	(4,557)
Insurance gain	(5,736)	—
Deferred income taxes	—	500
Changes in assets and liabilities:
Sale of receivables, net (See Note E)	(20,250)	21,679
Receivables and retained interest in EaglePicher Funding Corporation, net	(933)	(15,970)
Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings, net	(3,359)	(11,981)
Inventories	(2,107)	(8,802)
Accounts payable	(3,048)	(11,588)
Accrued liabilities	(12,612)	(10,759)
Other, net	38	124

Net cash used in operating activities	(12,759)	(12,435)

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment, and other, net	1,155	130
Capital expenditures	(8,544)	(20,765)
Acquisition of majority interest in EaglePicher Horizon Batteries LLC (See Note B)	—	(3,500)

Net cash used in investing activities	(7,389)	(24,135)

Cash Flows From Financing Activities:
Reduction of long-term debt	(8,463)	(16,524)
Net borrowings under revolving credit agreements	5,500	—
Proceeds from issuance of treasury stock	903	—

Net cash used in financing activities	(2,060)	(16,524)

Net cash (used in) provided by discontinued operations	(170)	20,733

Effect of Exchange Rates on Cash	4,364	(791)

Net Decrease in Cash and Cash Equivalents	(18,014)	(33,152)
Cash and Cash Equivalents, beginning of period	31,522	67,320

Cash and Cash Equivalents, end of period	$13,508	$34,168

Supplemental Cash Flow Information:
Interest paid	$18,008	$19,112

Income taxes paid (refunded), net	$(4,282)	$644

The accompanying notes are an integral part of these consolidated financial statements.

EaglePicher Holdings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A. BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     Our accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our financial statements and notes thereto for the fiscal year ended November 30, 2003 presented in our Form 10-K, filed with the SEC on February 17, 2004.

     The financial statements presented herein reflect all adjustments (consisting of normal and recurring adjustments), which, in our opinion are necessary to fairly state the results of operations for the three and six month periods ended May 31, 2003 and 2004. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

          Inventories

          Inventories consisted of the following at November 30, 2003 and May 31, 2004 (in thousands of dollars):

	2003	2004
Raw materials and supplies	$23,445	$27,737
Work-in-process	13,729	17,104
Finished goods	14,358	15,634

	$51,532	$60,475

          Comprehensive Income

          During the three and six months ended May 31, 2003 and 2004 our comprehensive income was as follows (in thousands of dollars):

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2004	2003	2004
Net income (loss)	$7,686	$5,422	$8,854	$(378)
Gain (Loss) on interest rate swap agreements	907	(361)	1,452	670
Gain (Loss) on forward foreign currency contracts	(1,890)	48	(2,537)	753
Change in currency translation adjustment	2,755	(1,153)	4,364	(518)

	$9,458	$3,956	$12,133	$527

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

          The following provides information on contracts in progress at November 30, 2003 and May 31, 2004 (in thousands of dollars):

	2003	2004
Costs incurred on uncompleted contracts	$167,091	$179,940
Estimated earnings	45,606	56,161

	212,697	236,101
Less: billings to date	(186,362)	(197,785)

	$26,335	$38,316

Costs and estimated earnings in excess of billings	$28,433	$39,697
Billings in excess of costs and estimated earnings	(2,098)	(1,381)

	$26,335	$38,316

B. GOODWILL

          EaglePicher Horizon Batteries LLC was a 50% owned venture that we did not control as of November 30, 2003. Effective December 1, 2003, this venture was amended and we acquired an incremental 12% interest from our venture partner for $7.5 million. We paid, for cash flow purposes, the $7.5 million in two installment payments of $4.0 million in November 2003 and $3.5 million in December 2003. We also obtained rights to appoint the General Manager and control three of the five members of the board. We now own 62% of this venture and control the operating board. Accordingly, we have consolidated this entity in our financial results beginning with our quarter ended February 29, 2004. EaglePicher Horizon Batteries LLC manufactures and distributes next generation woven lead-acid battery technology. We recognized $9.6 million of additional goodwill related to taking control and consolidating this entity in our financial statements.

C. RECENTLY RELEASED OR ADOPTED ACCOUNTING STANDARDS

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004. The adoption of FIN No. 46® did not have a material impact on our financial condition or results of operations.

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-16, “Accounting for Investments in Limited Liability Companies.” This consensus would require that we account for our investment in a start-up manufacturing company, as described in Note S of our Form 10-K for the year ended November 30, 2003, filed on February 17, 2004, as an equity method investment. As of May 31, 2004, we have $1.5 million recorded in our balance sheet related to this investment. The consensus, if ratified by the FASB, would be effective for us on September 1, 2004 and would require that we record a cumulative effect of a change in accounting principle in our fourth quarter of 2004. We have not yet determined what the impact of EITF 03-16 will have on our financial condition or results of operations.

          The EITF is currently considering Issue No. 03-R, “The Accounting for Certain Costs in the Mining Industry, Including Deferred Stripping Costs.” The issue is attempting to address numerous implementation and consistency issues for the mining industry, including the appropriate accounting for deferred stripping costs. Any conclusions by the EITF on this issue could result in a change to our accounting policy on Deferred Stripping and as a result could have a material impact on our financial condition or results of operations.

          In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We will be required to adopt the disclosure requirements of SFAS No. 132® when we issue our November 30, 2004 financial statements, and we have disclosed the various elements of pension and postretirement benefit costs in interim-period financial statements as required by this statement in this Form 10-Q (see Note H).

D. DIVESTITURES AND DISCONTINUED OPERATIONS

Divestitures

          We have indemnified buyers of our former divisions and subsidiaries for certain liabilities related to items such as environmental remediation and warranty issues on divisions sold in previous years. We had previously recorded liabilities for these exposures; however, from time to time, as additional information becomes available, additional amounts need to be recorded.

          An analysis of the liabilities related to divestitures is as follows (in thousands of dollars):

Balance at November 30, 2003	$9,297
Cash paid	(5,433)
Additional charges	2,600

Balance at May 31, 2004	$6,464

          In the first quarter of 2004, we recorded $2.6 million of expense related to a litigation settlement of a warranty claim related to a division sold effective December 1999. That payment was made during the second quarter of 2004.

Discontinued Operations

          Effective December 14, 2001, we sold certain of the assets of our former Construction Equipment Division. We retained the land and buildings of the Construction Equipment Division’s main facility in Lubbock, Texas and leased the facility to the buyer for a five year term. We also retained a certain amount of accounts receivable and raw materials inventory, a portion of which the buyer failed to purchase. During the second quarter of 2004, we reached an agreement with the buyer to reimburse us for the remaining inventory and terminated our lease for the Lubbock, Texas building and land. As such, we recorded a loss in Gain/(Loss) on Disposal of Discontinued Businesses of $0.4 million, net of a zero tax provision (benefit), to reduce the land and buildings to their estimated net realizable value.

          During the second quarter of 2003, we reached an agreement in principle for the sale of certain assets at our Hillsdale U.K. Automotive operation (a former component of our Hillsdale Segment) for cash of $1.1 million. The sale closed on June 11, 2003. In addition, we wound down the remaining operations of our Hillsdale U.K. Automotive operation during 2003. Accordingly, effective in the second quarter of 2003, upon receipt of authority from our Board of Directors, we discontinued the operations of our Hillsdale U.K. Automotive operation and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses losses of $0.2 million for the three months ended May 31, 2003 and $0.4 million for the six months ended May 31, 2003. In addition, in the second quarter of 2003, we recognized a loss in Gain/(Loss) on Disposal of Discontinued Businesses of $3.0 million, which is net of a $0.6 million tax benefit related to this sale.

          In July 2003, we completed the sale of certain assets of our Germanium-based business in our Technologies Segment for net cash proceeds of approximately $14.0 million. These assets related to the production of Germanium-based products primarily used in the infrared optics and fiber optics applications and do not include any of our assets that are involved in the production of Germanium substrates and wafers. We agreed that if the buyer is required to divest the acquired business due to certain regulatory proceedings commenced within one year of the sale, then we would reimburse the buyer for 50% of the amount by which the sale price is less than $15.0 million up to a maximum reimbursement of $4.0 million, and we would receive 50% of any excess of the sale price over the $15.0 million up to a maximum of $4.0 million. We believe that the expected present value of being required to make a payment pursuant to these provisions is immaterial, and therefore, we have not recorded a liability. During the third quarter of 2003, we discontinued the operations of our Germanium-based business and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses losses of $0.4 million for the three months ended May 31, 2003 and $1.1 million for the six months ended May 31, 2003. In addition, we recorded a loss in Gain/(Loss) on Disposal of Discontinued Businesses of $4.1 million during the three months ended May 31, 2004 and $4.2 million during the six months ended May 31, 2004, which is net of zero tax provision (benefit), primarily related to the write-off of an insurance receivable related to an entity that was supposed to provide a source of Germanium. We had previously filed an insurance claim to recover the loss of a non-monetary asset covered by insurance, and management and legal counsel had originally assessed the recovery of that insurance receivable as probable. In the second quarter of 2004, management and legal counsel no longer consider recovery probable and therefore we wrote-off the receivable.

          In April 2004, we sold our Environmental Science & Technology division within our Technologies Business Unit’s Specialty Materials Group Segment for cash of approximately $23.0 million. During the second quarter of 2004, we discontinued the operations of this business and restated all prior period financial statements. We have included in Loss from Operations of Discontinued Businesses income of $0.3 million for the three months ended May 31, 2003 and $0.2 million for the six months ended May 31, 2003, and losses of $0.1 million for the three and six month periods ended May 31, 2004. In addition, in the second quarter of 2004, we recognized a gain in Gain (Loss) on Disposal of Discontinued Businesses of $9.1 million, which is net of zero tax provision.

          We do not allocate any general corporate overhead to Loss from Operations of Discontinued Businesses or Gain (Loss) on Disposal of Discontinued Businesses. However, in accordance with the provisions of EITF No. 87-24, “Allocation of Interest to Discontinued Operations” we do allocate to Loss from Operations of Discontinued Businesses (i) interest on debt that is to be assumed by buyers, (ii) interest on debt that is required to be repaid as a result of the divestiture, and (iii) a portion of our remaining consolidated interest expense that is not directly attributable to or related to our other operations. Other consolidated interest expense that is not attributed to our other operations is allocated based on the ratio of net assets to be sold or discontinued less debt that is required to be paid as a result of the disposal transaction to the sum of our total consolidated net assets plus our consolidated debt other than (a) debt of the discontinued operation that will be assumed by the buyer, (b) debt that is required to be paid as a result of the disposal transaction, and (c) debt that can be directly attributed to our other operations. Interest expense included in Loss from Operations of Discontinued Businesses was $1.6 million for the three months ended May 31, 2003, $3.2 million during the six months ended May 31, 2003, $0.2 million during the three months ended May 31, 2004 and $0.9 million during the six months ended May 31, 2004. We do not allocate any interest expense to the Gain (Loss) on Disposal of Discontinued Businesses.

          At May 31, 2004, the remaining balance in Liabilities of Discontinued Operations was primarily accrued liabilities and pension obligations related to our Hillsdale U.K. Automotive operation.

E. ACCOUNTS RECEIVABLE ASSET-BACKED SECURITIZATION (QUALIFYING SPECIAL PURPOSE ENTITY)

          We have an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFC”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our Credit Agreement or (b) January 2008.

          We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the outstanding obligations of EPFC.

          We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2003 or May 31, 2004. The carrying value of our retained interest is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred to EPFC. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

          As of November 30, 2003, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. During the three months ended May 31, 2003, we sold $147.0 million of accounts receivable to EPFC, and during the same period, EPFC collected $140.0 million of cash that was reinvested in new securitizations. During the six months ended May 31, 2003, we sold $285.6 million of accounts receivable to EPFC, and during the same period, EPFC collected $270.9 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.

          As of May 31, 2004, our retained interest in EPFC was $50.2 million and the revolving pool of receivables that we serviced totaled $73.3 million. At May 31, 2004, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $21.7 million. During the three months ended May 31, 2004, we sold $149.3 million of accounts receivable to EPFC, and during the same period, EPFC collected $141.3 million of cash that was reinvested in new securitizations. During the six months ended May 31, 2004, we sold $278.7 million of accounts receivable to EPFC, and during the same period, EPFC collected $256.9 million of cash that was invested in new securitization. The effective interest rate as of May 31, 2004 in the securitization was approximately 4.00%.

F. LONG TERM DEBT

          During March 2004, we entered into an amendment with the lenders of our Credit Agreement. We reduced the interest rate spread on the Term Loan by 50 basis points. The new interest rate, effective April 1, 2004, is at our option, a rate equal to (i) LIBOR plus 300 basis points or (ii) Alternate Base Rate (as defined) plus 200 basis points. In addition, as part of entering into this amendment we were provided certain adjustments to our financial covenant limitations. We paid the lenders of the Credit Agreement an amendment fee of 0.125%, or $0.3 million.

G. 11.75% CUMULATIVE REDEEMABLE EXCHANGEABLE PREFERRED STOCK

          Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends of our preferred stock to long-term liabilities and the accrual of the dividends subsequent to September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income. In accordance with this statement, the prior period financial statements have not been reclassified.

H. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

          Substantially all of our employees are covered by various pension or profit sharing retirement plans. Our funding policy for defined benefit plans is to fund amounts on an actuarial basis to provide for current and future benefits in accordance with the funding guidelines of ERISA. Net periodic pension and postretirement benefit costs are based on valuations performed by our actuary as of the beginning of each fiscal year. The components of the costs are as follows (in thousands of dollars):

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2003	2004	2003	2004
Pension Benefits
Service cost	$970	$1,013	$1,940	$2,026
Interest cost	3,820	3,725	7,640	7,450
Expected return on plan assets	(4,942)	(5,270)	(9,884)	(10,540)
Recognized actuarial loss	584	514	938	1,028
Net amortization and deferral	(27)	(27)	(54)	(54)

Net periodic pension cost (income)	405	(45)	580	(90)
Special termination benefits	100	—	100	—

Total cost of (income from) providing pension benefits	$505	$(45)	$680	$(90)

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2003	2004	2003	2004
Postretirement Benefits
Service cost	$116	$12	$232	$24
Interest cost	349	199	698	398
Recognized actuarial loss	10	53	20	106
Net amortization and deferral	—	(164)	—	(328)

Net periodic postretirement cost	$475	$100	$950	$200

I. LEGAL MATTERS

          On May 8, 1997, Caradon Doors and Windows, Inc. (“Caradon”) filed a suit against us in the United States District Court for the Northern District of Georgia alleging breach of contract, negligent misrepresentation, and contributory infringement and seeking contribution and indemnification in the amount of approximately $20.0 million. This suit arose out of patent infringement litigation between Caradon and Therma-Tru Corporation extending over the 1989-1996 time period, the result of which was for Caradon to be held liable for patent infringement. In June 1997, we filed a motion with the United States Bankruptcy Court for the Southern District of Ohio, Western Division, seeking an order that Caradon’s claims had been discharged by our bankruptcy and enjoining Caradon from pursuing its lawsuit. On December 24, 1997, the Bankruptcy Court held that Caradon’s claims had been discharged and enjoined Caradon from pursuing its lawsuit. Caradon appealed the Bankruptcy Court’s decision to the United States District Court for the Southern District of Ohio, and on February 3, 1999, the District Court reversed on the grounds that the Bankruptcy Court had not done the proper factual analysis and remanded the matter back to the Bankruptcy Court. The Bankruptcy Court held a hearing on this matter on September 24 and 25, 2001, and on May 9, 2002 again held that Caradon’s claims had been discharged and enjoined Caradon from pursuing the Caradon Suit. Caradon appealed this decision to the District Court. The District Court reversed the Bankruptcy Court and ruled that Caradon’s claim was not discharged. We have appealed this decision to the U.S. Court of Appeals for the Sixth Circuit. We intend to contest this suit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations or cash flows.

          In March 2002, a purported class action on behalf of approximately 3,000 homeowners was filed in state court in Colorado against us and a company with a facility adjacent to our facility in Colorado Springs, Colorado seeking property damages, testing and remediation costs and punitive damages arising out of chlorinated solvents and nitrates in the groundwater alleged to arise out of activities at our facility and the adjacent facility. The case has been removed to federal court and there has been no decision whether to certify a class. In September 2002, as amended in May 2003, a trust purportedly the assignee of approximately 200 property owners filed suit against us and the same co-defendant in Colorado state court, which was subsequently removed to Federal District Court in Colorado. This lawsuit seeks unspecified damages to provide for remediation of the groundwater contamination as well as unspecified punitive damages. The owner of the adjacent facility, which is upgradient from our facility, is operating a remediation system aimed at chlorinated solvents in the groundwater originating from its facility under a compliance order on consent with the Colorado Department of Public Health and Environment (“CDPHE”). We are operating a remediation system for nitrates in the groundwater originating from our facility, also under a compliance order on consent with CDPHE. We do not believe that nitrates in groundwater materially affect any of the properties related to the plaintiffs in these lawsuits. Neither the United States Environmental Protection Agency nor the CDPHE has ever required us to undertake a cleanup for chlorinated solvents. In November 2003, we settled the purported class action lawsuit for $0.3 million, conditioned on the court’s certification of the purported class. In November 2003, we also settled the lawsuit brought by the trust, and claims of certain other individuals, for $0.3 million, conditioned on at least 90% of the 440 individuals covered by the settlement executing releases. In the first quarter of 2004, more than 90% of the individuals signed releases and this portion of the settlement was finalized. Certification of the class action is still pending.

          On December 10, 2003, a purported class action on behalf of approximately 600 members of the Quapaw Tribe of Oklahoma owning or possessing lands within the Quapaw Reservation was filed in the United States District Court for the Northern District of Oklahoma against us and six other corporations. The lawsuit alleges liability for property damage resulting from historical mining activities prior to 1959. We believe that any possible liability to members of the Quapaw Tribe was discharged in connection with our bankruptcy reorganization in 1996. We intend to contest this lawsuit vigorously and do not believe that the resolution of this suit will have a material adverse effect on our financial condition, results of operations, or cash flows.

          In addition, we do work for the United States Government that is subject to various risks, including audits by the Department of Defense, and we are involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal course of our business. In our opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect our financial position, results of operations or cash flows.

J. BUSINESS SEGMENT INFORMATION

          During the first quarter of 2004, we elected to modify our reportable business segment information and move from reporting three business segments (Automotive, Technologies and Filtration and Minerals) to reporting six business segments (Hillsdale, Wolverine, Power Group, Specialty Materials Group, Pharmaceutical Services, and Filtration and Minerals), which is consistent with how our chief operating decision maker reviews the performance of the businesses. We have restated our prior period segment information to conform to the new presentation.

          The Hillsdale Segment produces noise, vibration and harshness (“NVH”) dampers for engine crankshafts and drivelines, yokes and flanges, transmission and engine pumps, automatic transmission filtration products, chassis corners and knuckle assemblies and other precision machined components.

          The Wolverine Segment produces rubber-coated materials and gaskets for automotive and non-automotive applications.

          Our Power Group Segment develops and commercializes advanced power systems for defense, aerospace and commercial applications.

          Our Specialty Materials Group Segment produces boron isotopes primarily for nuclear radiation containment.

          Our Pharmaceutical Services Segment provides contract pharmaceutical services.

          Our Filtration and Minerals Segment mines, processes and markets diatomaceous earth and perlite for use as a filtration aid, absorbent, performance additive and soil amendment.

          Sales between segments were not material.

          The following data represents financial information about our reportable business segments for the three and six month periods ended May 31, 2003 and 2004 (in thousands of dollars).

	Three Months Ended May 31,		Six Months Ended May 31,
	2003	2004	2003	2004
Net Sales
Hillsdale	$85,064	$84,640	$164,937	$158,688
Wolverine	23,189	28,047	43,907	52,154

Automotive Business Unit	108,253	112,687	208,844	210,842

Power Group	34,097	44,284	66,137	84,120
Specialty Materials Group	6,388	4,822	14,443	8,975
Pharmaceutical Services	3,383	2,956	5,286	5,837

Technologies Business Unit	43,868	52,062	85,866	98,932

Filtration and Minerals Business Unit	19,765	21,661	38,671	40,396

	$171,886	$186,410	$333,381	$350,170

Operating Income (Loss)
Hillsdale	$2,501	$1,348	$4,579	$2,087
Wolverine	3,945	5,264	7,334	8,879

Automotive Business Unit	6,446	6,612	11,913	10,966

Power Group	11,667	5,786	16,972	11,407
Specialty Materials Group	1,816	1,347	4,275	2,761
Pharmaceutical Services	301	517	(43)	802

Technologies Business Unit	13,784	7,650	21,204	14,970

Filtration and Minerals Business Unit	1,621	1,877	1,510	2,459

Corporate/ Intersegment	(1,777)	(1,524)	(4,063)	(6,150)

	$20,074	$14,615	$30,564	$22,245

Depreciation and Amortization
Hillsdale	$7,232	$5,924	$14,568	$11,733
Wolverine	1,356	1,172	2,705	2,282

Automotive Business Unit	8,588	7,096	17,273	14,015

Power Group	1,136	793	1,949	1,666
Specialty Materials Group	251	181	508	363
Pharmaceutical Services	222	258	446	499

Technologies Business Unit	1,609	1,232	2,903	2,528

Filtration and Minerals Business Unit	1,268	1,171	2,526	2,347

Corporate	(639)	507	(852)	993

	$10,826	$10,006	$21,850	$19,883

K. SUBSEQUENT EVENT

          On May 31, 2004, we provided notice to the trustee and the holders of our Senior Subordinated Notes that we would redeem all remaining outstanding Senior Subordinated Notes on June 30, 2004, at a redemption price equal to 103.125% of the principal amount of each such Note, plus accrued and unpaid interest of $30.99 per $1,000 principal amount. On June 30, 2004, we made this redemption payment and removed this debt from our balance sheet. As a result, we reclassified the $9.5 million principal balance of the notes as current portion of long-term debt in our accompanying balance sheet as of May 31, 2004.

          In July 2004, we entered into a license agreement with a Lithium-ion battery manufacturer. Under this agreement, we agreed to pay $4.0 million immediately and another $4.0 million in December 2004, for the exclusive rights to manufacture and sell Lithium-ion battery cells using this company’s technology to government markets throughout the world. If we elect not to make the second $4.0 million payment in December 2004, the license will revert to only the United States government markets.

L. SUBSIDIARY GUARANTORS AND NON-GUARANTORS

          Our Senior Unsecured Notes were issued by our wholly owned subsidiary, EaglePicher Incorporated (“EPI”), and are guaranteed on a full, unconditional, and joint and several basis by us and certain of our wholly-owned United States subsidiaries (“Subsidiary Guarantors”). We have determined that full financial statements and other disclosures concerning EPI or the Subsidiary Guarantors would not be material to investors, and such financial statements are not presented. EPI is subject to restrictions on the payment of dividends under the terms of both the Credit Agreement and the Senior Unsecured Notes. The following supplemental condensed combining financial statements present information regarding EPI, as the Issuer, the Subsidiary Guarantors and Non-Guarantor Subsidiaries. We only accrue interest income and expense on intercompany loans once a year in our fourth fiscal quarter.

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF NOVEMBER 30, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$52,478	$1	$(2,732)	$17,573	$—	$67,320
Receivables and retained interest, net	62,937	—	2,620	21,673	—	87,230
Costs and estimated earnings in excess of billings	—	—	17,386	11,047	—	28,433
Intercompany accounts receivable	1,764	—	7,476	1,852	(11,092)	—
Inventories	5,762	—	36,276	11,595	(2,101)	51,532
Assets of discontinued operations	—	—	16,494	348	—	16,842
Prepaid expenses and other assets	2,218	—	4,301	3,875	—	10,394
Deferred income taxes	8,526	—	—	—	—	8,526

	133,685	1	81,821	67,963	(13,193)	270,277
Property, Plant and Equipment, net	24,823	—	102,154	23,837	—	150,814
Investment in Subsidiaries	288,465	68,121	30,455	—	(387,041)	—
Goodwill	37,339	—	104,686	13,154	(3,139)	152,040
Prepaid Pension	56,891	—	—	—	—	56,891
Other Assets, net	11,366	2,472	23,809	24,190	(28,321)	33,516

	$552,569	$70,594	$342,925	$129,144	$(431,694)	$663,538

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$22,125	$—	$55,680	$10,737	$—	$88,542
Intercompany accounts payable	—	—	1,840	9,252	(11,092)	—
Current portion of long-term debt	13,300	—	—	—	—	13,300
Liabilities of discontinued operations	—	—	1,038	956	—	1,994
Other accrued liabilities	29,347	—	22,164	8,345	—	59,856

	64,772	—	80,722	29,290	(11,092)	163,692
Long-term Debt, net of current portion	423,295	—	720	15,318	(30,763)	408,570
Postretirement Benefits Other Than Pensions	17,418	—	—	—	—	17,418
Other Long-term Liabilities	7,651	—	—	1,998	—	9,649
Preferred Stock	—	154,416	—	—	—	154,416

	513,136	154,416	81,442	46,606	(41,855)	753,745
Intercompany Accounts	(216,625)	10,790	181,907	29,234	(5,306)	—
Shareholders’ Equity (Deficit)	256,058	(94,612)	79,576	53,304	(384,533)	(90,207)

	$552,569	$70,594	$342,925	$129,144	$(431,694)	$663,538

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
AS OF MAY 31, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$12,520	$1	$2,557	$19,090	$—	$34,168
Receivables and retained interest, net	49,794	—	5,442	27,388	—	82,624
Costs and estimated earnings in excess of billings	—	—	26,994	12,703	—	39,697
Intercompany accounts receivable	2,556	—	7,616	804	(10,976)	—
Inventories	6,993	—	40,701	14,937	(2,156)	60,475
Prepaid expenses and other assets	1,882	—	4,488	3,989	—	10,359
Deferred income taxes	8,526	—	—	—	—	8,526

	82,271	1	87,798	78,911	(13,132)	235,849
Property, Plant and Equipment, net	21,989	—	103,444	26,818	—	152,251
Investment in Subsidiaries	309,621	68,121	22,119	—	(399,861)	—
Goodwill	37,339	—	104,686	19,651	—	161,676
Prepaid Pension	56,981	—	—	—	—	56,981
Other Assets, net	13,262	2,176	22,934	24,936	(31,937)	31,371

	$521,463	$70,298	$340,981	$150,316	$(444,930)	$638,128

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$17,985	$—	$47,310	$12,185	$—	$77,480
Intercompany accounts payable	—	—	805	10,171	(10,976)	—
Current portion of long-term debt	12,746	—	—	—	—	12,746
Other accrued liabilities	20,434	—	21,404	8,389	—	50,227

	51,165	—	69,519	30,745	(10,976)	140,453
Long-term Debt, net of current portion	407,589	—	3,973	14,325	(33,220)	392,667
Postretirement Benefits Other Than Pensions	17,190	—	—	—	—	17,190
Other Long-term Liabilities	8,061	—	—	6,683	—	14,744
Preferred Stock	—	162,754	—	—	—	162,754

	484,005	162,754	73,492	51,753	(44,196)	727,808
Intercompany Accounts	(223,287)	10,790	174,879	40,999	(3,381)	—
Shareholders’ Equity (Deficit)	260,745	(103,246)	92,610	57,564	(397,353)	(89,680)

	$521,463	$70,298	$340,981	$150,316	$(444,930)	$638,128

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MAY 31, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$14,212	$—	$129,867	$27,807	$—	$171,886
Intercompany	6,340	—	3,964	1,027	(11,331)	—

	20,552	—	133,831	28,834	(11,331)	171,886

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	12,564	—	105,412	23,503	(10,850)	130,629
Selling and administrative	6,761	2	7,543	1,787	—	16,093
Intercompany charges	(1,797)	—	1,718	79	—	—
Insurance related losses (gains)	724	—	(6,460)	—	—	(5,736)
Depreciation and amortization	530	—	8,900	1,396	—	10,826

	18,782	2	117,113	26,765	(10,850)	151,812

Operating Income (Loss)	1,770	(2)	16,718	2,069	(481)	20,074
Other Income (Expense):
Interest (expense) income	(7,742)	—	—	—	—	(7,742)
Other income (expense), net	(793)	—	528	14	—	(251)
Equity in earnings (losses) of consolidated subsidiaries	3,650	7,688	663	—	(12,001)	—

Income (Loss) from Continuing Operations Before Taxes	(3,115)	7,686	17,909	2,083	(12,482)	12,081
Income Taxes	208	—	36	906	—	1,150

Income (Loss) From Continuing Operations	(3,323)	7,686	17,873	1,177	(12,482)	10,931
Discontinued Operations	(434)	—	(109)	(2,702)	—	(3,245)

Net Income (Loss)	$(3,757)	$7,686	$17,764	$(1,525)	$(12,482)	$7,686

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MAY 31, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$17,059	$—	$133,364	$35,987	$—	$186,410
Intercompany	7,148	—	4,678	549	(12,375)	—

	24,207	—	138,042	36,536	(12,375)	186,410

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	15,559	—	110,775	30,625	(12,375)	144,584
Selling and administrative	6,537	—	8,516	2,152	—	17,205
Intercompany charges	(1,820)	—	1,698	122	—	—
Depreciation and amortization of intangibles	1,449	—	7,474	1,083	—	10,006

	21,725	—	128,463	33,982	(12,375)	171,795

Operating Income (Loss)	2,482	—	9,579	2,554	—	14,615
Other Income (Expense):
Interest (expense) income	(8,883)	(296)	(25)	—	—	(9,204)
Preferred stock dividends accrued	—	(4,169)	—	—	—	(4,169)
Other income (expense), net	381	(148)	318	29	—	580
Equity in earnings (losses) of consolidated subsidiaries	13,907	4,886	(7,759)	—	(11,034)	—

Income (Loss) from Continuing Operations Before Taxes	7,887	273	2,113	2,583	(11,034)	1,822
Income Taxes	31	—	—	862	—	893

Income (Loss) from Continuing Operations	7,856	273	2,113	1,721	(11,034)	929
Discontinued Operations	(355)	—	4,848	—	—	4,493

Net Income (Loss)	$7,501	$273	$6,961	$1,721	$(11,034)	$5,422

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
SIX MONTHS ENDED MAY 31, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$26,926	$—	$253,108	$53,347	$—	$333,381
Intercompany	10,856	—	8,414	1,341	(20,611)	—

	37,782	—	261,522	54,688	(20,611)	333,381

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	23,649	—	208,146	44,816	(20,129)	256,482
Selling and administrative	13,160	3	13,687	3,371	—	30,221
Intercompany charges	(3,453)	—	3,333	120	—	—
Insurance related losses (gains)	724	—	(6,460)	—	—	(5,736)
Depreciation and amortization	1,477	—	17,838	2,535	—	21,850

	35,557	3	236,544	50,842	(20,129)	302,817

Operating Income (Loss)	2,225	(3)	24,978	3,846	(482)	30,564
Other Income (Expense):
Interest (expense) income	(15,531)	—	—	—	—	(15,531)
Other income (expense), net	(738)	—	948	(137)	—	73
Equity in earnings (losses) of consolidated subsidiaries	1,471	8,857	1,173	—	(11,501)	—

Income (Loss) from Continuing Operations Before Taxes	(12,573)	8,854	27,099	3,709	(11,983)	15,106
Income Taxes	208	—	46	1,792	—	2,046

Income (Loss) From Continuing Operations	(12,781)	8,854	27,053	1,917	(11,983)	13,060
Discontinued Operations	(434)	—	(797)	(2,975)	—	(4,206)

Net Income (Loss)	$(13,215)	$8,854	$26,256	$(1,058)	$(11,983)	$8,854

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME (LOSS)
SIX MONTHS ENDED MAY 31, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
Net Sales:
Customers	$30,950	$—	$250,498	$68,722	$—	$350,170
Intercompany	13,612	—	8,230	984	(22,826)	—

	44,562	—	258,728	69,706	(22,826)	350,170

Operating Costs and Expenses:
Cost of products sold (exclusive of depreciation)	29,408	—	208,563	56,223	(22,826)	271,368
Selling and administrative	12,610	—	16,427	5,037	—	34,074
Intercompany charges	(3,480)	—	3,224	256	—	—
Depreciation and amortization of intangibles	2,871	—	14,826	2,186	—	19,883
Loss from divestitures	2,600	—	—	—	—	2,600

	44,009	—	243,040	63,702	(22,826)	327,925

Operating Income (Loss)	553	—	15,688	6,004	—	22,245
Other Income (Expense):
Interest (expense) income	(17,489)	(296)	(25)	—	—	(17,810)
Preferred stock dividends accrued	—	(8,338)	—	—	—	(8,338)
Other income (expense), net	(540)	—	848	(21)	—	287
Equity in earnings (losses) of consolidated subsidiaries	21,156	—	(8,336)	—	(12,820)	—

Income (Loss) from Continuing
Operations Before Taxes	3,680	(8,634)	8,175	5,983	(12,820)	(3,616)
Income Taxes	61	—	—	1,205	—	1,266

Income (Loss) from Continuing Operations	3,619	(8,634)	8,175	4,778	(12,820)	(4,882)
Discontinued Operations	(355)	—	4,859	—	—	4,504

Net Income (Loss)	$3,264	$(8,634)	$13,034	$4,778	$(12,820)	$(378)

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 2003
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,215)	$8,854	$26,256	$(1,058)	$(11,983)	$8,854
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(1,471)	(8,857)	(1,173)	—	11,501	—
Depreciation and amortization	3,043	—	17,838	2,535		23,416
Provision for discontinued operations	434	—	—	2,544	—	2,978
Insurance related losses (gains)	724	—	(6,460)	—	—	(5,736)
Changes in assets and liabilities, net of effect of non-cash items	(16,990)	(877)	(24,147)	(11,375)	11,118	(42,271)

	(27,475)	(880)	12,314	(7,354)	10,636	(12,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,199)	—	(4,103)	(3,242)	—	(8,544)
Proceeds from sale of property and equipment	—	—	1,155	—	—	1,155

	(1,199)	—	(2,948)	(3,242)	—	(7,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(8,463)	—	—	—	—	(8,463)
Net borrowings (repayments) under revolving credit agreements	5,500	—	—	—	—	5,500
Proceeds from issuance of treasury stock	903	—	—	—	—	903

	(2,060)	—	—	—	—	(2,060)

Net cash provided by (used in) discontinued operations	—	—	654	(824)	—	(170)

Effect of exchange rates on cash	—	—	—	4,364	—	4,364

Net increase (decrease) in cash and cash equivalents	(30,734)	(880)	10,020	(7,056)	10,636	(18,014)
Intercompany accounts	8,560	880	(4,642)	6,658	(11,456)	—
Cash and cash equivalents, beginning of period	27,694	1	(4,895)	7,902	820	31,522

Cash and cash equivalents, end of period	$5,520	$1	$483	$7,504	$—	$13,508

EAGLEPICHER HOLDINGS, INC.
SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MAY 31, 2004
(in thousands of dollars)

		Guarantors
		EaglePicher	Subsidiary	Non-Guarantors
	Issuer	Holdings, Inc.	Guarantors	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,264	$(8,634)	$13,034	$4,778	$(12,820)	$(378)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss of consolidated subsidiaries	(21,156)	—	8,336	—	12,820	—
Depreciation and amortization	3,651	296	14,826	2,186	—	20,959
Preferred stock dividends accrued	—	8,338	—	—	—	8,338
Gain from disposal of discontinued operations	355	—	(4,912)	—	—	(4,557)
Deferred income taxes	—	—	—	500	—	500
Changes in assets and liabilities, net of effect of non-cash items	(1,495)	—	(33,174)	(2,683)	55	(37,297)

	(15,381)	—	(1,890)	4,781	55	(12,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment and other	—	—	130	—	—	130
Capital expenditures	(1,001)	—	(15,084)	(4,680)	—	(20,765)
Acquisition of majority interest in EaglePicher Horizon Battery LLC	—	—	—	(3,500)	—	(3,500)

	(1,001)	—	(14,954)	(8,180)	—	(24,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt	(16,524)	—	—	—	—	(16,524)

	(16,524)	—	—	—	—	(16,524)

Cash provided by discontinued operations	—	—	20,733	—	—	20,733

Effect of exchange rates on cash	—	—	—	(791)	—	(791)

Net increase (decrease) in cash and cash equivalents	(32,906)	—	3,889	(4,190)	55	(33,152)
Intercompany accounts	(7,052)	—	1,400	5,707	(55)	—
Cash and cash equivalents, beginning of period	52,478	1	(2,732)	17,573	—	67,320

Cash and cash equivalents, end of period	$12,520	$1	$2,557	$19,090	$—	$34,168

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this report may constitute forward-looking statements. Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these terms or other comparable words, or by discussions of strategy, plans or intentions. Statements in this report which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements.

CRITICAL ACCOUNTING POLICIES

     We have included a summary of our Critical Accounting Policies in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report.

RESULTS OF OPERATIONS

     The following summary financial information about our business segment data is presented to gain a better understanding of the narrative discussion below about our business segments (in thousands of dollars):

	Three Months Ended May 31,
	2003	2004	Variance	%
Net Sales
Hillsdale	$85,064	$84,640	$(424)	(0.5%)
Wolverine	23,189	28,047	4,858	20.9%

Automotive Business Unit	108,253	112,687	4,434	4.1%

Power Group	34,097	44,284	10,187	29.9%
Specialty Materials Group	6,388	4,822	(1,566)	(24.5%)
Pharmaceutical Services	3,383	2,956	(427)	(12.6%)

Technologies Business Unit	43,868	52,062	8,194	18.7%

Filtration and Minerals Business Unit	19,765	21,661	1,896	9.6%

	$171,886	$186,410	$14,524	8.4%

Operating Income (Loss)
Hillsdale	$2,501	$1,348	$(1,153)	(46.1%)
Wolverine	3,945	5,264	1,319	33.4%

Automotive Business Unit	6,446	6,612	166	2.6%

Power Group	11,667	5,786	(5,881)	(50.4%)
Specialty Materials Group	1,816	1,347	(469)	(25.8%)
Pharmaceutical Services	301	517	216	71.8%

Technologies Business Unit	13,784	7,650	(6,134)	(44.5%)

Filtration and Minerals Business Unit	1,621	1,877	256	15.8%

Corporate/ Intersegment	(1,777)	(1,524)	253	14.2%

	$20,074	$14,615	$(5,459)	(27.2%)

	Six Months Ended May 31,
	2003	2004	Variance	%
Net Sales
Hillsdale	$164,937	$158,688	$(6,249)	(3.8%)
Wolverine	43,907	52,154	8,247	18.8%

Automotive Business Unit	208,844	210,842	1,998	1.0%

Power Group	66,137	84,120	17,983	27.2%
Specialty Materials Group	14,443	8,975	(5,468)	(37.9%)
Pharmaceutical Services	5,286	5,837	551	10.4%

Technologies Business Unit	85,866	98,932	13,066	15.2%

Filtration and Minerals Business Unit	38,671	40,396	1,725	4.5%

	$333,381	$350,170	$16,789	5.0%

Operating Income (Loss)
Hillsdale	$4,579	$2,087	$(2,492)	(54.4%)
Wolverine	7,334	8,879	1,545	21.1%

Automotive Business Unit	11,913	10,966	(947)	(7.9%)

Power Group	16,972	11,407	(5,565)	(32.8%)
Specialty Materials Group	4,275	2,761	(1,514)	(35.4%)
Pharmaceutical Services	(43)	802	845	N/A

Technologies Business Unit	21,204	14,970	(6,234)	(29.4%)

Filtration and Minerals Business Unit	1,510	2,459	949	62.8%

Corporate/ Intersegment	(4,063)	(6,150)	(2,087)	(51.4%)

	$30,564	$22,245	$(8,319)	(27.2%)

          Hillsdale Segment (Automotive Business Unit)

     Sales in our Hillsdale Segment decreased $0.4 million, or 0.5%, to $84.5 million in the second quarter of 2004 from $85.1 million in the second quarter of 2003, and decreased $6.2 million, or 3.8%, to $158.7 million in the first six months of 2004 from $164.9 million in the first six months of 2003. This compares to an estimated decrease in North American automotive production (excluding North American light truck production by foreign manufacturers) of 1.7% in the second quarter of 2004 compared to 2003, and 2.5% in the first six months of 2004 compared to 2003. The sales decrease in the second quarter of 2004 was comprised of $1.3 million, or 1.5%, of lower selling prices partially offset by $0.9 million of higher volumes. The sales decrease in the first six months of 2004 was comprised of $2.5 million, or 1.5%, of lower average selling prices and $3.7 million of lower volumes.

     The volume changes were negatively impacted by the continued phase-out of three specific contracts that reduced first quarter sales by $2.6 million, and second quarter sales by $0.5 million. The prospective (second half of 2004) impact on year over year growth for two of these contracts will continue to diminish as they are largely out of the 2003 sales base. However, on the third contract, we anticipate year over year reductions of $1.3 million in the third quarter of 2004 and $4.5 million in the fourth quarter of 2004, attributable to a Ford transmission pump program terminating production in August 2004. Also, reductions in North American build levels by Hillsdale’s largest customer, Honda, reduced sales by $0.9 million in second quarter 2004 and $3.3 million in the first six months of 2004, and reduced production for Mitsubishi vehicles reduced sales by $0.6 million in the second quarter of 2004 and $1.6 million in the first six months of 2004. These decreases were offset by 2004 sales increases of (a) a new technology transmission micro-filtration program to Ford of $1.7 million in the second quarter 2004, and $3.3 million in the first six months of 2004, (b) an increase in sales of Allison transmission components of $1.8 million in the second quarter of 2004 and the first six months of 2004, and (c) the launch of two new General Motors dampers programs for the L4 and L5 engines which increased sales by $0.7 million in the second quarter of 2004 and $1.4 million in the first six months of 2004. The remainder of the sales variance is primarily due to the decreases in overall automotive builds.

     Operating income in our Hillsdale Segment decreased $1.2 million, or 46.1%, to $1.3 million in the second quarter of 2004 from $2.5 million in the second quarter of 2003, and decreased $2.5 million, or 54.4%, to $2.1 million in the first six months of 2004 from $4.6 million in the first six months of 2003. During the first six months of 2004, results have been unfavorably impacted by the transition costs related to the consolidation of some of our production facilities, and launch expenses related to our Asian sourcing strategy. These costs were $1.0 million in the second quarter of 2004 and $1.4 million in the first six months of 2004. The volume and price impacts discussed above negatively impacted earnings by $1.1 million in the second quarter of 2004 and $3.4 million for the first six months of 2004. Other favorable/(unfavorable) items impacting earnings were as follows:

a.	$2.7 million in the second quarter of 2004, and $5.5 million for the first six months of 2004, of net productivity increases attributable to material cost reductions, net of scrap surcharges and related scrap sales, and manufacturing lean cost reduction activities;

b.	($0.9) million in the second quarter of 2004, and ($1.2) million in the first six months of 2004 of additional costs to meet delivery requirements for the increased Allison transmission component sales, which exceeded our current capacity. This has resulted in significant expenses for premium labor overtime and for freight expediting costs. Capacity is currently being installed and is expected to eliminate this problem by August 2004;

c.	($0.4) million in the second quarter of 2004, and ($0.9) million in the first six months of 2004 of productivity and machining inefficiencies primarily related to the launch of a Visteon program. New equipment is being installed and is expected to eliminate this problem by November 2004; and

d.	($0.8) million in the second quarter of 2004, and ($1.6) million in the first six months of 2004 due to health care inflation, increased pension costs and higher labor costs due to normal labor rate increases.

     The North American automotive market remains a highly competitive market that is subject to potentially significant volume changes. We expect these competitive pressures to continue and possibly intensify. There are indications that our customers are consolidating their supplier base, increasing international sourcing and intensifying pressure for price reductions. We have been and will continue to respond to these pressures by (a) continually improving productivity through Lean manufacturing, six sigma, and increased sourcing from lower cost international suppliers, (b) improving our technology positions, including designing products to be manufactured at a lower cost, and (c) achieving cost reductions from our existing supplier base.

     Steel cost increases have been imposed by suppliers due to market conditions in the steel industry. While Hillsdale has been able to substantially mitigate the impact of these increases to date through negotiations with both suppliers and customers, there is no assurance it will be able to continue to do so in the future.

          Wolverine Segment (Automotive Business Unit)

     Sales in our Wolverine Segment increased $4.9 million, or 20.9%, to $28.1 million in the second quarter of 2004 from $23.2 million in the second quarter of 2003, and increased $8.2 million, or 18.8%, to $52.2 million in the first six months of 2004 from $44.0 million in the first six months of 2003. Excluding the impact of favorable foreign currency (approximately 40% of Wolverine’s sales are in Europe), sales increased 17.5% in the second quarter of 2004 and 13.8% in the first six months of 2004. The sales increases were due entirely to volume gains, as pricing was flat in both the second quarter of 2004 and the first six months of 2004. The volume increases are primarily related to new brake programs in Europe and new engine gasket programs in the United States. Sales mix has been somewhat negative as the engine gasket sales have lower margins associated with the expensive stainless steel commonly utilized in this product offering.

     Operating income in our Wolverine Segment increased $1.4 million, or 33.4%, to $5.3 million in the second quarter of 2004 from $3.9 million in the second quarter of 2003, and increased $1.6 million, or 21.1%, to $8.9 million in the first six months of 2004 from $7.3 million in the first six months of 2003. The significantly higher earnings in the second quarter were primarily attributable to the 17.5% higher volumes and favorable foreign currency. In the second quarter of 2004, the impact of productivity and improved cost absorption, due to higher production levels, was largely offset by the approximate $0.7 million increase in steel prices. In addition to increased steel costs, Wolverine is experiencing periodic difficulty in procuring adequate sources of specific required steel grades, which is resulting in adjustments to production schedules and decreased manufacturing efficiency. If the ability to procure appropriate steel grades does not improve, or if it deteriorates in the future, Wolverine’s ability to meet customer demands in a timely manner may be jeopardized and operating efficiency will continue to suffer.

     The increase in operating income during the first six months of 2004 was primarily due to higher sales volume and favorable foreign currency, partially offset by some significant cost increases in specific areas. These cost increases include:

a.	$0.7 million in increased steel costs in the second quarter;

b.	$0.5 million of costs incurred in the first quarter to close our high cost Inkster, Michigan manufacturing line;

c.	$0.6 million of increased costs incurred in the first quarter primarily due to the closure of Wolverine’s primary manufacturing facility for three days due to weather conditions; and

d.	$0.8 million in increased manufacturing labor and healthcare costs.

          Power Group Segment (Technologies Business Unit)

     Sales in our Power Group Segment increased $10.2 million, or 29.9%, to $44.3 million in the second quarter of 2004 from $34.1 million in the second quarter of 2003, and increased $18.0 million, or 27.2%, to $84.1 million in the first six months of 2004 from $66.1 million in the first six months of 2003. These increases were primarily due to higher volumes.

     During the second quarter of 2004, our defense and space battery sales increased $9.0 million and we shipped $1.2 million of EaglePicher Horizon Batteries, a new product introduced in 2004. This new product utilizes a next generation woven lead-acid technology that has been well received in the marketplace. Our defense market sales included increases of $4.2 million in missile battery sales, $0.3 million in medical device applications, $1.6 million in batteries for mobile communications equipment, and $1.6 million, or 76%, in customer funded product development contracts. The increase in customer funded product development contracts is particularly important as they represent a foundation for future production awards. Sales of space batteries increased $1.3 million during the period.

     During the first six months of 2004, our defense and space battery sales increased $15.8 million and we shipped $2.2 million of EaglePicher Horizon Batteries. The increased defense volumes included $4.2 million in missile battery sales, $0.7 million in medical device applications, $4.0 million in sales of batteries for mobile communications equipment, and $4.1 million, or 107%, in customer funded product development contracts. Sales of space batteries increased $2.8 million during the first six months of 2004 primarily as a result of increased demand from both military and commercial customers.

     Operating income in our Power Group Segment decreased $5.9 million, or 50.4%, to $5.8 million in the second quarter of 2004 from $11.7 million in the second quarter of 2003, and decreased $5.6 million, or 32.8%, to $11.4 million in the first six months of 2004 from $17.0 million in the first six months of 2003. These decreases are primarily due to a $6.5 million insurance gain recorded in the second quarter of 2003. We are also investing resources to support future growth in our commercial battery business, including EaglePicher Horizon batteries, and increasing defense production capacity that is negatively impacting results in 2004.

     The decreases in the second quarter of 2004 are primarily due to the following favorable/ (unfavorable) items:

a.	($6.5) million decrease due to an insurance gain recorded in the second quarter of 2003;

b.	$1.7 million increase in margin on additional sales volumes;

c.	$0.6 million related to favorable pricing;

d.	($1.0) million related to infrastructure expenses to support the launch of new products, primarily in our commercial battery business; and

e.	($0.7) million increase in selling, general and administrative for advertising expenses to support the increased volume.

     Productivity initiatives, primarily related to improved supply chain management and automation of production process, during the second quarter of 2004 were essentially offset by a reduced margin booking rate, under long-term contract accounting, on a specific defense contract primarily due to additional cost and short-term production inefficiencies related to an accelerated increase in production volumes and capacity.

     The decreases in the first six months of 2004 are primarily due to the following favorable/ (unfavorable) items:

a.	($6.5) million decrease due to an insurance gain recorded in the second quarter of 2003;

b.	$3.1 million increase in margin on additional sales volume;

c.	$1.5 million increase due to productivity initiatives, primarily related to improved supply chain management and automation of production processes;

d.	$0.6 million related to favorable pricing;

e.	($2.0) million related to infrastructure expenses to support the launch of new products, primarily in our commercial battery business; and

f.	($2.3) million increase in selling, general and administrative expenses for advertising to support increased volume.

          Specialty Materials Group Segment (Technologies Business Unit)

     Sales in our Specialty Materials Group Segment decreased $1.6 million, or 24.5%, to $4.8 million in the second quarter of 2004 from $6.4 million in the second quarter of 2003, and decreased $5.4 million, or 37.9%, to $9.0 million in the first six months of 2004 from $14.4 million in the first six months of 2003. These sales decreases were primarily due to exiting certain product lines in 2003 ($1.1 million in the second quarter of 2003 and $2.0 million in the first six months of 2003) and the timing of shipment in our enriched Boron business to nuclear power plant customers. We expect the timing of the shipments to nuclear power plant customers to recover in 2005.

     In April 2004, we sold our Environmental Science & Technology division within our Technologies Business Unit’s Specialty Materials Group Segment for cash, net of expenses, of approximately $22.0 million. We have accounted for this sale as a Discontinued Operation and therefore restated our 2003 and 2004 financial results to exclude this division’s operating results from our income from continuing operations.

     Operating income in our Specialty Materials Group Segment decreased $0.5 million, or 25.8%, to $1.3 million in the second quarter of 2004 from $1.8 million in the second quarter of 2003, and decreased $1.5 million, or 35.4%, to $2.8 million in the first six months of 2004 from $4.3 million in the first six months of 2003. The reduced operating income in both periods is primarily the result of lower volumes and the exiting of certain product lines ($0.3 million in the second quarter of 2003 and $0.6 million in the first six months of 2003).

          Pharmaceutical Services Segment (Technologies Business Unit)

     Sales in our Pharmaceutical Services Segment decreased $0.4 million, or 12.6%, to $3.0 million in the second quarter of 2004 from $3.4 million in the second quarter of 2003, and increased $0.5 million, or 10.4%, to $5.8 million in the first six months of 2004 from $5.3 million in the first six months of 2003. The decrease in the second quarter of 2004 was due to a one time catch up in sales in 2003 arising from a fire at one of the facilities in an earlier period that disrupted production, and the increase in the first six months of 2004 is primarily related to price increases.

     Operating income in our Pharmaceutical Services Segment increased $0.3 million, or 71.8%, to $0.5 million in the second quarter of 2004 from $0.3 million in the second quarter of 2003, and increased $0.8 million from breakeven in the first six months of 2003 to income of $0.8 million in the first six months of 2004. These improved operating results are primarily the result of favorable sales mix and price increases.

          Filtration and Minerals Segment (and Business Unit)

     Sales in our Filtration and Minerals Segment increased $1.9 million, or 9.6%, to $21.7 million in the second quarter of 2004 from $19.8 million in the second quarter of 2003, and increased $1.7 million, or 4.5%, to $40.4 million in the first six months of 2004 from $38.7 million in the first six months of 2003. These sales increases are primarily related to increased volumes in the United States as the impact of lower pricing in Europe is offset by favorable foreign currency. The sales increases are primarily related to increased sales in our targeted filtration and additives market.

     Operating income in our Filtration and Minerals Segment increased $0.3 million, or 15.8%, to $1.9 million in the second quarter of 2004 from $1.6 million in the second quarter of 2003, and increased $1.0 million, or 62.8%, to $2.5 million in the first six months of 2004 from $1.5 million in the first six months of 2003. This increase in the second quarter of 2004 was primarily related to $1.7 million of increased margins due to higher sales volumes partially offset by $1.4 million of higher ore mining and fuel costs. This increase in the first six months of 2004 was primarily related to improved margins of $2.1 million related to higher sales volumes and favorable foreign currency, partially offset by $1.2 million of higher ore mining and fuel costs.

          Company Discussion

     Net Sales. Net sales increased $14.5 million, or 8.4%, to $186.4 million in the second quarter of 2004 from $171.9 million in the second quarter of 2003, and increased $16.8 million, or 5.0%, to $350.2 million in the first six months of 2004 from $333.4 million in the first six months of 2003.

     The sales increase in the second quarter of 2004 was primarily driven by a $10.2 million, or 29.9%, increase in our Technologies Business Unit’s Power Group Segment related to higher volumes and improved pricing in our defense and space businesses, as well as additional shipments of our EaglePicher Horizon Batteries that resulted in revenue of $1.2 million. In addition, the increase was driven by a $4.9 million, or 20.9%, increase in our Automotive Business Unit’s Wolverine Segment primarily due to a 17.5% volume increase. The sales increase in the first six months of 2004 was primarily driven by an $18.0 million, or 27.2%, increase in our Technologies Business Unit’s Power Group Segment related to higher volumes and improved pricing in our defense and space businesses, as well as shipments of our EaglePicher Horizon Batteries that resulted in revenue of $2.2 million. In addition, the increase was driven by an $8.2 million, or 18.8%, increase in our Automotive Business Unit’s Wolverine Segment, primarily due to a 13.8% volume increase. These increases were partially offset by a $6.2 million, or 3.8%, decrease in our Automotives Business Unit’s Hillsdale Segment, due to reduced pricing and the phase-out of three specific programs, and a $5.4 million, or 37.9% decrease in our Technologies Business Unit’s Specialty Materials Group Segment. See above for a more detailed discussion of the individual segments’ results.

     Cost of Products Sold (exclusive of depreciation). Costs of products sold increased $14.0 million, or 10.7%, to $144.6 million in the second quarter of 2004 from $130.6 million in the second quarter of 2003, and increased $14.9 million, or 5.8%, to $271.4 million in the first six months of 2004 from $256.5 million in the first six months of 2003. Our gross margin increased $0.6 million to $41.8 million in the second quarter of 2004 from $41.2 million in the second quarter of 2003, and the gross margin percentage decreased 1.6 points to 22.4% from 24.0%. Our gross margin increased $1.9 million to $78.8 million in the first six months of 2004 from $76.9 million in the first six months of 2003, and the gross margin percentage decreased 0.6 points to 22.5% from 23.1%. The deterioration of these margin rates are primarily the result of increased steel costs and plant closure costs in our Wolverine Segment, increased commodity costs in our Filtration and Minerals Segment, lower average selling prices, plant restructuring and China sourcing start-up costs in our Hillsdale Segment, and the reduced margin booking rate on a specific long-term defense contract in our Technologies Business Unit’s Power Group Segment primarily due to additional cost and short-term production inefficiencies related to an accelerated increase in production volumes and capacity.

     Selling and Administrative. Selling and administrative expense increased $1.1 million, or 6.9%, to $17.2 million in the second quarter of 2004 from $16.1 million in the second quarter of 2003, and increased $3.9 million, or 12.7%, to $34.1 million in the first six months of 2004 from $30.2 million in the first six months of 2003. These increases are primarily due to expenses, such as selling and management infrastructure costs, to support growth initiatives in our Power Group Segment, including the operations of our newly consolidated (as of December 1, 2003) 62% owned venture, EaglePicher Horizon Batteries, as well as costs to support global sourcing initiatives, primarily in China, in our Hillsdale Segment.

     Depreciation and Amortization. Depreciation and amortization decreased $0.7 million, or 7.6%, to $10.0 million in the second quarter of 2004 from $10.7 million in the second quarter of 2003, and decreased $2.0 million, or 9.0%, to $19.9 million in the first six months of 2004 from $21.9 million in the first six months of 2003. This decrease was primarily related to certain assets whose depreciation was completed in 2003.

     Insurance Related Gains. In the second quarter of 2003, we recorded a $5.7 million gain primarily related to the settlement of a claim with our insurance carrier over the coverage on a fire during 2002 at our Seneca, Missouri non-operating facility.

     Loss from Divestitures. All amounts recorded in loss from divestitures expense relate to operations that were sold or that were divested prior to November 30, 2003. During 2004, we recorded a $2.6 million charge related to the litigation settlement of a warranty claim related to a division sold effective December 1999. We paid this settlement in the second quarter of 2004.

     Operating Income. Operating income decreased $5.5 million, or 27.2%, to $14.6 million in the second quarter of 2004 from $20.1 million in the second quarter of 2003, and decreased $8.3 million, or 27.2%, to $22.2 million in the first six months of 2004 from $30.5 million in the first six months of 2003. These changes were primarily the result of the following favorable/ (unfavorable) items (in million of dollars):

	Second	First Six
	Quarter of	Months of
	2004	2004
a. Gross margin dollars	$0.6	$1.9
b. Selling and administrative expenses	(1.1)	(3.9)
c. Depreciation and amortization	0.7	2.0
d. Insurance related gains in 2003	(5.7)	(5.7)
e. Loss from divestitures in 2004	—	(2.6)

	$(5.5)	$(8.3)

     See above for a discussion of the variances in each of these line items.

     Interest Expense. Interest expense was $9.2 million in the second quarter of 2004 and $7.7 million in the second quarter of 2003 (not including $0.2 million in the second quarter of 2004 and $1.6 million in the second quarter of 2003 which was allocated to discontinued operations). Interest expense was $17.8 million in the first six months of 2004 and $15.5 million in the first six months of 2003 (not including $0.9 million in the first six months of 2004 and $3.2 million in the first six months of 2003 which was allocated to discontinued operations). Including interest allocation to discontinued operations, our year over year interest expense is basically flat.

     Preferred Stock Dividends Accrued. Effective September 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain instruments be classified as liabilities in our balance sheet. The effect of the adoption was that, as of September 1, 2003, we reclassified the current redemption value plus unpaid dividends on our redeemable preferred stock to long-term liabilities and the accrual of dividends payable subsequent to September 1, 2003 has been recorded as a component of non-operating expenses in our consolidated statements of income (loss). In accordance with this statement, the prior period financial statements have not been reclassified.

     Income Tax Provision. Income tax provision was $0.9 million in the second quarter of 2004 compared to $1.2 million in the second quarter of 2003, and $1.3 million in the first six months of 2004 compared to $2.0 million in the first six months of 2003. These provisions relate to the allocation of income and loss between the United States and foreign jurisdictions and primarily represent the estimated tax that will be due in certain jurisdictions where no tax benefit can be assured from utilizing previous losses. There is no U.S. Federal or state net tax benefit or provision recorded during 2003 and 2004.

     Discontinued Operations. During the second quarter of 2003, we accounted for our Automotive Business Unit’s Hillsdale U.K. operation as a discontinued operation. During the third quarter of 2003, we accounted for the sale of certain assets of our Germanium-based business in our Technologies Business Unit as a discontinued operation. During the second quarter of 2004, we accounted for the sale of our Scientific Products & Technology business in our Technologies Business Unit as a discontinued operation. Accordingly, we have restated our prior period financial statements to conform to the discontinued operations presentation.

     Net Income (Loss). Our net income decreased $2.3 million, or 29.5%, to $5.4 million in the second quarter of 2004 from $7.7 million in the second quarter of 2003. Our net income (loss) decreased $9.2 million to a net loss of $0.4 million in the first six months of 2004 from net income of $8.9 million in the first six months of 2003. These declines are the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash flows from operations and availability under our credit facilities are considered adequate to fund our short-term and long-term capital needs. As of May 31, 2004, we had $122.3 million unused under our various credit facilities. However, due to various financial covenant limitations under our Credit Agreement measured at the end of each quarter, on May 31, 2004, we could only incur an additional $61.7 million of indebtedness.

     At May 31, 2004, we were in compliance with all of our debt covenants. We expect to remain in compliance with our debt covenants throughout fiscal year 2004.

     Cash Flows

     All references herein to years are to the six-months ended May 31 unless otherwise indicated.

     Operating Activities. Operating activities used $12.4 million in cash during 2004 compared to $12.8 million in 2003. In 2003, cash flows from operating activities were impacted by our net income of $8.9 million and non-cash charges of $23.4 million from depreciation and amortization, $3.0 million from loss on the disposal of a discontinued businesses, partially offset by a non-cash gain of $5.7 from insurance resulting in cash sources of $29.6 million compared to a 2004 amount of $24.8 million. The 2004 amount of $24.8 million is comprised of our net loss of $0.4 million, and non-cash charges of $21.0 million from depreciation and amortization, $8.3 million from preferred stock dividends accruals, $0.5 million from deferred tax provision, partially offset by a non-cash gain of $4.6 million from discontinued operations.

     The operating cash flow for 2003 was also decreased by $42.4 million due to changes in certain assets and liabilities, resulting in net cash used in operating activities of $12.8 million. This $42.4 million decrease was primarily due to a $20.3 million reduction of beneficial interests issued by our accounts receivable asset-backed securitization, EaglePicher Funding Corporation, and a $12.6 million decrease in accrued liabilities, primarily related to payments on restructuring and legal matters which were expenses in 2002. The remaining decreases were the result of increases of production in our Power Group’s Segment on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected, as well as increases in inventories and decreases in accounts payable.

     The operating cash flow for 2004 was also decreased by $37.2 million due to changes in certain assets and liabilities, resulting in net cash used in operating activities of $12.4 million. This was primarily due to:

a.	$21.7 million source of cash as a result of the issuance of beneficial interests by our accounts receivable asset-backed securitization, EaglePicher Funding Corporation.

b.	$11.6 million decrease in accounts payable primarily related to changes in payment terms with three specific vendors, largely due to changed market conditions in the steel market.

c.	$8.8 million increase in inventories primarily related to an inventory build in our Hillsdale Segment to support plant and sourcing restructurings, and increases in our Wolverine Segment and Power Group Segment to support their sales growth.

d.	$16.0 million increase in receivables primarily due to (a) the funding of working capital in our newly controlled venture, EaglePicher Horizon Batteries and (b) increases in days sales outstanding in the second quarter of 2004 compared to the fourth quarter of 2003.

e.	$12.0 million increase in production on long-term defense contracts where costs are incurred before shipments or milestone billings are made and collected. This was primarily driven by (a) 29.9% increase in our Power Group Segment’s revenues in the second quarter of 2004, and (b) recently incurred production bottlenecks in the later stages of certain defense contracts which have resulted in the delay of certain shipments to customers. We expect these bottlenecks to be somewhat eliminated in the second half of 2004.

f.	$6.0 million use of cash primarily from the payment of legacy legal and environmental matters.

     Investing Activities. Investing activities used $24.1 million of cash during 2004 compared to $7.4 million in 2003. The 2004 amount primarily includes $20.8 million for capital expenditures and $3.5 million for the purchase of a controlling interest in EaglePicher Horizon Batteries LLC. The 2003 amount primarily includes $8.5 million for capital expenditures. We expect our capital expenditures to be between $35.0 million to $40.0 million in 2004.

     Financing Activities. Financing activities used $16.5 million of cash during 2004 compared to $2.1 million during 2003. During 2004, the use of cash was primarily to pay off one Industrial Revenue Bond and to repay a portion of our Term Loan from proceeds of the sale of our Environmental Science & Technology division. During 2003, the use of cash was primarily due to a reduction in long-term debt, which was partially offset by increases on our revolving credit agreement.

     Discontinued Operations Activities. During 2004, we sold our Environmental Science & Technology division within our Technologies Business Unit for approximately $23.0 million, which resulted in approximately $20.7 million of net cash provided by discontinued operations.

     Capitalization

	2003	2004
Credit Agreement:
Revolving credit facility	$—	$—
Term loan	149,625	143,181
Senior Unsecured Notes, 9.75% interest, due 2013, net of $1.9 million discount	248,040	248,106
Senior Subordinated Notes, 9.375% interest, due 2008	9,500	9,500
Industrial Revenue Bond, variable interest (1.12% at May 31, 2004), due in 2005	13,600	3,600
Other	1,105	1,026
	421,870	405,413
Preferred Stock	154,416	162,754
Shareholders’ Deficit	(90,207)	(89,680)

	$486,079	$478,487

     Credit Agreement. We have a syndicated senior secured loan facility (“Credit Agreement”) providing an original term loan (“Term Loan”) of $150.0 million and a $125.0 million revolving credit facility (“Facility”). The Facility bears interest, at our option, at a rate equal to (i) LIBOR plus 350 basis points or (ii) an Alternate Base Rate (“ABR”) (which is equal to the highest of (a) the agent’s prime rate, (b) the Federal funds effective rate plus 50 basis points, or (c) the base CD rate plus 100 basis points) plus 250 basis points. The Term Loan bears interest, at our option, at a rate equal to (i) LIBOR plus 300 basis points or (ii) the ABR plus 200 basis points. Interest is generally payable quarterly on the Facility and Term Loan. We are permitted to enter into interest rate swap agreements to manage our variable interest rate exposure. However, as of May 31, 2004, we had no interest rate swaps outstanding. The Credit Agreement also contains certain fees. There are fees for letters of credit equal to 3.5% per annum for all issued letters of credit, and there is a commitment fee on the Facility equal to 0.5% per annum of the unused portion of the Facility.

     If we meet certain financial benchmarks, the interest rate spreads on the Facility, the commitment fees and the fees for letters of credit may be reduced.

     The Term Loan will mature upon the earlier of (i) August 7, 2009 or (ii) 180 days prior to the mandatory redemption of our 11.75% Cumulative Redeemable Exchangeable Preferred Stock (“Preferred Stock”) if more than $5.0 million of its aggregate liquidation preference remains outstanding. The Facility will mature upon the earlier of (i) August 7, 2008 or (ii) 180 days prior to the mandatory redemption of our Preferred Stock if more than $5.0 million of its aggregate liquidation preference remains outstanding. Our Preferred Stock is scheduled for mandatory redemption on March 1, 2008.

     At May 31, 2004, we had $27.3 million in outstanding letters of credit under the Facility, which together with borrowings of zero, made our available borrowing capacity of $97.7 million. However, due to various financial covenant limitations under our Credit Agreement measured at the end of each quarter, on May 31, 2004, we could only incur an additional $61.7 million of indebtedness.

     The Credit Agreement is secured by our capital stock, the capital stock of substantially all of our domestic United States subsidiaries, a certain portion of the capital stock of our foreign subsidiaries, and substantially all other assets of our United States subsidiaries. Additionally, the Credit Agreement is guaranteed by us and certain of our United States subsidiaries.

     The Credit Agreement contains covenants that restrict our ability to declare dividends or redeem capital stock, incur additional debt or liens, alter existing debt agreements, make loans or investments, form or invest in joint ventures, undergo a change in control or engage in mergers, acquisitions or asset sales. These covenants also limit the annual amount of capital expenditures and require us to meet certain minimum financial ratios. For purposes of determining outstanding debt under our Credit Agreement, we are required to include the outstanding obligations of EPFC, our off-balance sheet special purpose entity. We were in compliance with all covenants at May 31, 2004.

     In addition to regularly scheduled payments on the Credit Agreement, we are required to make mandatory prepayments equal to 50.0% of annual excess cash flow, as defined in the Credit Agreement, beginning with our fiscal year ending November 30, 2004. The net proceeds from the sale of assets (subject to certain conditions), the net proceeds of certain new debt issuance, and 50.0% of the net proceeds of any equity securities issuance are also subject to mandatory prepayments on the Credit Agreement.

     Senior Unsecured Notes. In August 2003, we issued $250.0 million 9.75% Senior Unsecured Notes, due 2013, at a price of 99.2% of par to yield 9.875%. Accordingly, the net proceeds before issuance costs were $248.0 million. The discount is being amortized over the life of the Senior Unsecured Notes. The Senior Unsecured Notes require semi-annual interest payments on September 1 and March 1, beginning on March 1, 2004. The Senior Unsecured Notes are redeemable at our option, in whole or in part, any time after September 1, 2008 at set redemption prices. We are required to offer to purchase the Senior Unsecured Notes at a set redemption price should there be a change in control. The Senior Unsecured Notes contain covenants which restrict or limit our ability to declare or pay dividends, incur additional debt or liens, issue stock, engage in affiliate transactions, undergo a change in control or sell assets. We were in compliance with these covenants at May 31, 2004. The Senior Unsecured Notes are guaranteed by us and certain of our subsidiaries

     Senior Subordinated Notes. On May 31, 2004, we provided notice to the trustee and the holders of our Senior Subordinated Notes that we would redeem all remaining outstanding Senior Subordinated Notes on June 30, 2004, at a redemption price equal to 103.125% of the principal amount of each such Note, plus accrued and unpaid interest of $30.99 per $1,000 principal amount. On June 30, 2004, we made this redemption payment and removed this debt from our balance sheet. As a result, we reclassified the $9.5 million principal balance of the notes as current portion of long-term debt in our accompanying balance sheet as of May 31, 2004.

     Industrial Revenue Bond. Our industrial revenue bond requires monthly interest payments at variable interest rates based on the market for similar issues and is secured by a letter of credit issued under the Facility described above.

     Preferred Stock. Our preferred stock increased $8.3 million during the first six months of 2004 as a result of the accrual of preferred dividends. Commencing March 1, 2003, dividends on our Preferred Stock became cash payable at 11.75% per annum of the liquidation preference if and when declared by the Board of Directors; the first semiannual dividend payment of $8.3 million was due September 1, 2003. The Credit Agreement and the Senior Unsecured Notes contain financial covenants that currently prohibit us from paying dividends on the Preferred Stock. Our Board of Directors did not declare a cash dividend as of September 1, 2003. If we do not pay cash dividends on the Preferred Stock, the holders of the Preferred Stock may become entitled to elect a majority of our Board of Directors. Dakruiter S.A. and Harbourgate B.V., both companies controlled by Granaria Holdings B.V., our controlling common shareholder, hold approximately 78% of our Preferred Stock, and therefore Granaria Holdings B.V. would continue to be able to elect our entire Board of Directors. The election of a majority of the directors is the only remedy of holders of the Preferred Stock for a failure to pay cash dividends. Unpaid dividends are cumulative but do not bear interest.

     Shareholders’ Deficit. Our shareholders’ deficit decreased $0.5 million during the first six months of 2004 due to our comprehensive income.

     Accounts Receivable Asset-Backed Securitization (Qualifying Special Purpose Entity)

     We have an agreement with a major United States financial institution to sell an interest in certain receivables through an unconsolidated qualifying special purpose entity, EaglePicher Funding Corporation (“EPFE”). The size of this facility is $55.0 million, subject to certain financial covenant limitations. This agreement provides for the sale of certain receivables to EPFC, which in turn sells an interest in a revolving pool of receivables to the financial institution. EPFC has no recourse against us for failure of the debtors to pay when due. In the third quarter of 2003, we amended this agreement to extend the receivables program until the earlier of (a) 90 days prior to the maturity of our Credit Agreement or (b) January 2008.

     We account for the securitization of these sold receivables in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125.” Under this guidance, at the time the receivables are sold, the balances are removed from our financial statements. For purposes of calculating our debt covenant compliance under our Credit Agreement, we include the outstanding obligations of EPFC.

     We continue to service sold receivables and receive a monthly servicing fee from EPFC of approximately 1% per annum of the receivable pool’s average balance. As this servicing fee approximates our cost to service, no servicing asset or liability has been recorded at November 30, 2003 or May 31, 2004. The carrying value of our retained interest is recorded at fair value, which is estimated as its net realizable value due to the short duration of the receivables transferred to EPFC. The net realizable value considers the collection period and includes an estimated provision for credit losses and returns and allowances, which is based on our historical results and probable future losses.

     As of November 30, 2003, our retained interest in EPFC was $63.3 million and the revolving pool of receivables that we serviced totaled $64.9 million. At November 30, 2003, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was zero. During the three months ended May 31, 2003, we sold $147.0 million of accounts receivable to EPFC, and during the same period, EPFC collected $140.0 million of cash that was reinvested in new securitizations. During the six months ended May 31, 2003, we sold $285.6 million of accounts receivable to EPFC, and during the same period, EPFC collected $270.9 million of cash that was reinvested in new securitizations. The effective interest rate as of November 30, 2003 in the securitization was approximately 2.95%.

     As of May 31, 2004, our retained interest in EPFC was $50.2 million and the revolving pool of receivables that we serviced totaled $73.3 million. At May 31, 2004, the outstanding balance of the interest sold to the financial institution recorded on EPFC’s financial statements was $21.7 million. During the three months ended May 31, 2004, we sold $149.3 million of accounts receivable to EPFC, and during the same period, EPFC collected $141.3 million of cash that was reinvested in new securitizations. During the six months ended May 31, 2004, we sold $278.7 million of accounts receivable to EPFC, and during the same period, EPFC collected $256.9 million of cash that was invested in new securitization. The effective interest rate as of May 31, 2004 in the securitization was approximately 4.00%.

     Credit Agreement and Accounts Receivable Asset-Backed Securitization Financial Covenants

     There are three financial covenants contained in our Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. They are a leverage ratio (the ratio of total debt, including the obligations of our Accounts Receivable Asset-Backed Securitization, to Credit Agreement EBITDA), an interest coverage ratio (the ratio of Credit Agreement EBITDA to interest expense) and a fixed charge coverage ratio (the ratio of Credit Agreement EBITDA minus capital expenditures to the sum of interest expense plus scheduled principal payments plus cash dividends paid plus income taxes paid), all as defined in the Credit Agreement and the Accounts Receivable Asset-Backed Securitization, as amended. As of May 31, 2004, we were in compliance with the covenant calculations described above.

     Based on our projections for 2004, we expect to remain in compliance with all covenants. However, any adverse changes in actual results from projections, along with the contractual tightening of the covenants under the Credit Agreement and Accounts Receivable Asset-Backed Securitization, may place us at risk of not being able to comply with all of the covenants in the Credit Agreement and Accounts Receivable Asset-Backed Securitization. In the event we cannot comply with the terms of the Credit Agreement and Accounts Receivable Asset-Backed Securitization as currently written, it would be necessary for us to obtain a waiver or renegotiate our loan covenants, and there can be no assurance that such negotiations will be successful. Any agreements to amend the covenants and/or obtain waivers may likely require us to pay a fee and increase the interest rates payable under the Credit Agreement and Accounts Receivable Asset-Backed Securitization. The amount of such fee and increase in interest rates would be determined in the negotiations of the amendment.

     Contractual Obligations and Other Commercial Commitments

     We have included a summary of our Contractual Obligations and Other Commercial Commitments in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report.

     Recently Released or Adopted Accounting Standards

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004. The adoption of FIN No. 46® did not have a material impact on our financial condition or results of operations.

     In March 2004, the EITF reached a consensus on EITF No. 03-16, “Accounting for Investments in Limited Liability Companies.” This consensus would require that we account for our investment in a start-up manufacturing company, as described in Note S of our Form 10-K for the year ended November 30, 2003, filed on February 17, 2004, as an equity method investment. As of May 31, 2004, we have $1.5 million recorded in our balance sheet related to this investment. The consensus, if ratified by the FASB, would be effective for us on September 1, 2004 and would require that we record a cumulative effect of a change in accounting principle in our fourth quarter of 2004. We have not yet determined what the impact of EITF 03-16 will have on our financial condition or results of operations.

     The EITF is currently considering Issue No. 03-R, “The Accounting for Certain Costs in the Mining Industry, Including Deferred Stripping Costs.” The issue is attempting to address numerous implementation and consistency issues for the mining industry, including the appropriate accounting for deferred stripping costs. Any conclusions by the EITF on this issue could result in a change to our accounting policy on Deferred Stripping and as a result could have a material impact on our financial condition or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. We will be required to adopt the disclosure requirements of SFAS No. 132® when we issue our November 30, 2004 financial statements, and we have disclosed various elements of pension and postretirement benefit costs in interim-period financial statements as required by this statement in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have included a summary of our Quantitative and Qualitative Disclosure About Market Risk in our annual report on Form 10-K for the year ended November 30, 2003, filed on February 17, 2004. There have been no material changes to the summary provided in that report.

Item 4. Controls and Procedures

     Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report as required by the rules of the Securities and Exchange Commission. Based on that evaluation and as a result of commencing our Sarbanes Oxley Section 404 internal controls over financial reporting, our Chief Executive Officer and our Chief Financial Officer have noted that there are significant amounts of manual controls in our Technologies Business Unit Segment. In addition, this business unit continues to operate on old information systems which also contribute to an increased likelihood of problems with internal control weaknesses over financial reporting. We are in the process of implementing a new enterprise resource planning (ERP) software application in this business unit, which will require a comprehensive review of our internal controls over financial reporting. We expect this ERP to be fully implemented at the time we are required to comply with the new certifications requirements of Section 404 of the Sarbanes Oxley Act, which is our fiscal year ending November 30, 2005. Notwithstanding these observations related to internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Please refer to Note I regarding Legal Matters contained in Part I, Item 1 of this report, which is incorporated by reference in this Part II, as its Item 1.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit
Number		Title of Exhibit	Note
31.1	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

          *Filed herewith

     (b) Reports on Form 8-K

•	Form 8-K, filed April 12, 2004, concerning our press release dated April 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER HOLDINGS, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: July 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER INCORPORATED

/s/ Thomas R. Pilholski

Thomas R. Pilholski Senior Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: July 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARPENTER ENTERPRISES, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAISY PARTS, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE-PICHER FAR EAST, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER FILTRATION & MINERALS, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER TECHNOLOGIES, LLC

/s/ Bradley J. Waters

Bradley J. Waters Vice President and Chief Financial Officer (Principal Financial Officer)

DATE July 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER AUTOMOTIVE, INC.

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 12, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLEPICHER PHARMACEUTICAL SERVICES, LLC

/s/ Thomas R. Pilholski

Thomas R. Pilholski Vice President (Principal Financial Officer)

DATE: July 12, 2004

EXHIBIT INDEX

Exhibit
Number		Title of Exhibit	Note
31.1	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

31.2	–	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended	*

32.1	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

          *Filed herewith